Form 10QSB
period 2004-07-31
ESSENTIAL INNOVATIONS TECHNOLOGY CORP
filed 2004-09-20
CIK 1250897

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


               Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                  For the Quarterly Period Ended July 31, 2004


                        Commission File Number 000-106839


                     Essential Innovations Technology Corp.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                     Nevada
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   88-0492134
                      ------------------------------------
                      (I.R.S. Employer Identification No.)

                     114 West Magnolia Street, Suite 400-142
                              Bellingham, WA 98225
                    ----------------------------------------
                    (Address of principal executive offices)

                                  360-392-3902
                           ---------------------------
                           (Issuer's telephone number)

                                       n/a
              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 31, 2004, the issuer had one class of common stock, with a par value of $0.001 per share, of which 12,073,147 shares were issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                           Page


                         PART I --FINANCIAL INFORMATION

Item 1:  Financial Statements:
             Unaudited Consolidated Balance Sheet as at July 31, 2004.........1
             Unaudited Consolidated Statements of Operations for the
               Three and Nine Months Ended July 31, 2004 and 2003, and
               the Cumulative Period from Inception on February 9,
               2001, to July 31, 2004.........................................2
             Unaudited Consolidated Statement of Stockholders' Equity and
               Comprehensive Loss for the Nine Months Ended July 31, 2004.....3
             Unaudited Consolidated Statement of Cash Flows for the
               Nine Months Ended July 31, 2004 and 2003, and the
               Cumulative Period from Inception on February 9, 2001,
               to July 31, 2004...............................................4
             Notes to Consolidated Financial Statements.......................6

Item 2:  Management's Discussion and Analysis or Plan of Operation...........16

Item 3:  Controls and Procedures.............................................18

                           PART II--OTHER INFORMATION

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds.........19
Item 6:  Exhibits............................................................20

         Signatures..........................................................20

                          PART I--FINANCIAL INFORMATION

                          Item 1. Financial Statements

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.
(a Development Stage Enterprise)

Consolidated Balance Sheet
(Expressed in United States dollars)
July 31, 2004
(unaudited)
Assets

Current assets:
          Cash                                                                         $          13,306
          Goods and services tax receivable                                                        6,842
          Inventory                                                                                5,385
          Prepaid expenses and deposits                                                            2,209
          -----------------------------------------------------------------------------------------------
          Total current assets                                                                    27,742

Property and equipment, net                                                                       36,397

Deposits                                                                                          20,071
---------------------------------------------------------------------------------------------------------

Total assets                                                                           $          84,210
=========================================================================================================

Liabilities and Stockholders' Deficiency

Current liabilities:
          Accounts payable                                                             $         315,032
          Accrued expenses                                                                        89,365
          Accrued wages                                                                          169,261
          Notes payable, related parties                                                          32,846
          Due to shareholders                                                                    262,980
          -----------------------------------------------------------------------------------------------
          Total current liabilities                                                              869,484


Stockholders' Deficiency
       Preferred stock:
          $0.001 par value, authorized 10,000,000 shares
          issued and outstanding nil shares
       Common stock:
          $0.001 par value, authorized 100,000,000 shares
          issued and outstanding 12,073,147 shares                                                12,073
       Additional paid in capital                                                              3,640,023
       Share Subscriptions                                                                         7,962
       Deficit accumulated during development stage                                           (4,432,819)
       Accumulated other comprehensive loss                                                      (12,513)
---------------------------------------------------------------------------------------------------------
          Total stockholders' deficiency                                                        (785,274)
---------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' deficiency                                         $          84,210
=========================================================================================================


See accompanying notes to consolidated financial statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.
(a Development Stage Enterprise)

Consolidated Statements of Operations
(Expressed in United States dollars)
For the three and nine months ended July 31, 2004 and 2003 and the cumulative period from inception on February 9, 2001 to July 31, 2004 (unaudited)


                                                                                                                  Cumulative
                                                                                                                from inception
                                              Three Months    Three Months    Nine Months     Nine Months       on February 9,
                                              ended July 31,  ended July 31, ended July 31,  ended July 31,         2001 to
                                                   2004           2003           2004            2003           July 31, 2004
Revenue                                      $             -  $           - $            -  $            -    $          8,544

Cost of Sales                                              -              -              -               -               6,257
                                           ------------------------------------------------------------------------------------

Gross Profit                                               -              -              -               -               2,287

Expenses:
         General and administrative                  216,883         97,716        953,330       1,137,974           3,236,364
         Research and development                    102,634         58,695        273,422         103,134             646,514
         Impairment of media credit                        -        440,000              -         440,000             440,000
         ----------------------------------------------------------------------------------------------------------------------
                                                     319,517        596,411      1,226,752       1,681,108           4,322,878

Other income (loss):
         Interest expense                                  -              -              -               -              (1,112)
         Interest expense, related parties                 -              -              -               -            (111,542)
         Interest income                                   3             26             17              66                 426
         ----------------------------------------------------------------------------------------------------------------------
                                                           3             26             17              66            (112,228)
-------------------------------------------------------------------------------------------------------------------------------

Loss for the period                          $      (319,514) $    (596,385) $  (1,226,735) $   (1,681,042)   $     (4,432,819)
===============================================================================================================================

Loss per share - basic and diluted           $         (0.03) $       (0.06) $       (0.10) $        (0.16)

Weighted average number of shares outstanding     11,986,495     10,772,096     11,708,162      10,382,781
============================================================================================================


See accompanying notes to consolidated financial statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.
(a Development Stage Enterprise)

Consolidated Statement of Stockholders' Equity and Comprehensive Loss
(Expressed in United States dollars)
For the nine months ended July 31, 2004
(unaudited)

                                                                                                Deficit
                                                                                     Stock    accumulated  Accumulated     Total
                                   Common stock      Preferred        Additional    subscrip-   during the    other         stock-
                                     (note 4)          stock            paid in      tions    development comprehensive    holders'
                                                      (note 4)          captial   (receivable)   stage        loss         equity
                               ------------------- ------------------ -----------  ---------- ------------ ------------- -----------
                                Number of  Amount  Number     Amount
                                 Shares           of Shares
Balance, October 31, 2003      11,355,985 $ 11,356 400,000 $      400 $ 2,870,399   $   (90) $(3,206,084)    $ (14,716) $  (338,735)

Common stock issued for
 services received three
 months ended January 31, 2004     86,652       87       -          -      86,565         -            -             -       86,652
 three months ended
 April 30, 2004                    79,910       80       -          -      93,265         -            -             -       93,345
 three months ended
 July 31, 2004                     23,903       24       -          -      23,879         -            -             -       23,903

Common stock issued for
 settlement of debt three
 months ended April 30, 2004      526,697      526       -          -     526,171         -            -             -      526,697

Options issued in exchange
 for services received three
 months ended January 31, 2004          -        -       -          -      30,846         -            -             -       30,846
 three months ended
 April 30, 2004                         -        -       -          -      12,498         -            -             -       12,498

Receipt of share subscriptions          -        -       -          -           -     8,052            -             -        8,052

Redemption of preferred shares          -        -(400,000)      (400)     (3,600)        -            -             -       (4,000)

Loss for the period                     -        -       -          -           -         -   (1,226,735)            -   (1,226,735)
Foreign currency translation            -        -       -          -           -         -            -         2,203        2,203
                                                                                                                         -----------
Comprehensive loss                      -        -       -          -           -         -            -             -   (1,224,532)
                              ------------------------------------------------------------------------------------------------------

Balance July 31, 2004          12,073,147 $ 12,073       - $        - $ 3,640,023   $ 7,962  $(4,432,819)    $ (12,513) $  (785,274)
                              ======================================================================================================



See accompanying notes to consolidated financial statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.
(a Development Stage Enterprise)

Consolidated Statement of Cash Flows
(Expressed in United States dollars)
For the nine months ended July 31, 2004 and 2003
and the cumulative period from inception on February 9, 2001 to July 31, 2004
(unaudited)

                                                                         Nine months          Nine months          Cumulative
                                                                         ended July 31,       ended July 31,     from inception
                                                                             2004                 2003           on February 9,
                                                                                                                     2001 to
                                                                                                                  July 31, 2004
Cash provided by (used in):
Operations:
    Loss for the period                                                  $(1,226,735)          $(1,681,042)        $(4,432,819)
    Adjustment to reconcile loss for the period to
     net cash used in operating activities:
       Loss on disposal of property and equipment                                398                     -               9,383
       Loss on lapse of real estate option                                    10,000                     -              10,000
       Depreciation of property and equipment                                 17,426                12,638              58,847
       Amortization of tenant inducements                                     (1,950)               (2,665)            (16,042)
       Common stock issued for services including related loss               203,900                     -             282,100
       Common stock issued to related parties
         for services                                                              -               232,875             425,750
       Loss related to common stock issued to related parties
         for debt settlement and equipment                                   136,091               150,717             438,133
       Options and warrants issued for services                                5,846                     -             129,006
       Options and warrants issued to related
         parties for services                                                 37,498               540,335             694,860
       Charge for impairment of media credits                                      -               440,000             440,000
       Foreign Exchange                                                        2,203                 4,532             (20,466)
       Changes in assets and liabilities
         Goods and services tax receivable                                     3,575                (1,618)             (6,842)
         Inventory                                                             7,691                     -               7,115
         Prepaid expenses and deposits                                       (12,925)               (1,698)            (22,280)
         Accounts payable                                                    127,269                41,239              15,032
         Accrued expenses and wages                                          467,067                15,032             608,127
                                                                        --------------------------------------------------------
    Net cash used in operating activities                                   (222,646)             (249,655)         (1,080,096)
                                                                        --------------------------------------------------------

Investments:
    Purchase of property and equipment                                        (3,938)               (1,954)            (64,479)
    Proceeds from disposal of assets                                           8,360                12,780              21,140
                                                                        --------------------------------------------------------
    Net cash provided by (used in) investing activities                        4,422                10,826             (43,339)
                                                                        --------------------------------------------------------

Financing:
    Issuance of common stock                                                       -               241,282             689,083
    Redemption of preferred shares                                            (4,000)                    -              (4,000)
    Share subscriptions received                                               8,052                     -               8,052
    Tenant inducements received                                                    -                     -              16,042
    Advances from shareholders                                               218,341                     -             363,510
    Repayments to shareholders                                                     -                (6,367)            (29,897)
    Loan proceeds received                                                     6,511                31,201             109,853
    Loan repayments                                                                -               (21,298)            (15,902)
                                                                        --------------------------------------------------------
    Net cash provided by financing activities                                228,904               244,818           1,136,741
                                                                        --------------------------------------------------------

Increase in cash during the period                                            10,680                 5,989              13,306

Cash at beginning of the period                                                2,626                 1,925                   -
                                                                        --------------------------------------------------------

Cash at end of the period                                                $    13,306           $     7,914         $    13,306
                                                                        ========================================================


See accompanying notes to consolidated financial statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.
(a Development Stage Enterprise)

Consolidated Statement of Cash Flows (continued)
(Expressed in United States dollars)
For the nine months ended July 31, 2004 and 2003
and the cumulative period from inception on February 9, 2001 to July 31, 2004
(unaudited)


Supplementary Information:


                                                                         Nine months          Nine months          Cumulative
                                                                         ended July 31,       ended July 31,     from inception
                                                                             2004                 2003           on February 9,
                                                                                                                     2001 to
                                                                                                                  July 31, 2004
    Interest paid                                                        $         -           $     3,500         $     5,363
    Income taxes paid                                                              -                     -                   -
    Non-cash transactions:
        Common shares subscribed in exchange for stock
          subscriptions receivable                                                 -                     -              25,211
        Common shares issued for prepaid consulting
          services                                                                 -                 2,625                   -
        Preferred shares issued for prepaid media credits                          -               440,000             440,000
        Automotive equipment acquired from a related party
          for common shares                                                        -                68,920              51,323
        Common shares issued for deposit on proposed
          land purchase                                                            -                     -              10,000
        Common shares issued for purchase of inventory                             -                     -              12,500
        Payment on notes payable to related parties by
          issuance of common shares                                                -                     -              20,000
        Payment on debt by issuance of common shares                         390,606                     -             463,251



See accompanying notes to consolidated financial statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP
(a Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
For the nine months ended July 31, 2004 and 2003 and the Period from inception on February 9, 2001 to July 31, 2004
(unaudited)


1. Description of Business and Summary of Significant Accounting Policies

Organization

Essential Innovations Technology Corp. (the "Company") was incorporated under the laws of the state of Nevada on April 4, 2001. The Company's subsidiary, Essential Innovations Corporation, is engaged in the development and distribution of eco-friendly lifestyle enhancement solutions for the betterment of energy, water, air and health. Substantially all of the Company's efforts have been directed towards product and distribution chain development. Accordingly, for financial reporting purposes, the Company is considered to be a development stage enterprise. Essential Innovations Asia Limited was incorporated as a wholly-owned subsidiary, on April 9, 2002, for the purpose of marketing, under exclusive global rights, except in Canada and the United States, the bio-energetic devices produced by SOTA Instruments. The agreement to distribute SOTA products was terminated subsequent to July 31, 2004. (See Notes 6 and 9.)

Future Operations

The Company's consolidated financial statements have been prepared using generally accepted accounting principles of the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. To date, the Company has not generated revenue from its products nor positive cash flow from operations and has a material working capital deficit. It is the Company's intention to raise additional equity to finance the further development of its business until positive operating cash flow can be generated from its operations. However, there can be no assurance that such additional funds required will be available to the Company when required or on terms acceptable to the Company. Such limitations could have a material adverse effect on the Company's business, financial condition or operations and these consolidated financial statements do not include any adjustment that could result. Failure to obtain sufficient additional funding will necessitate the Company to reduce or limit its operating activities.

Basis of Consolidation

These consolidated financial statements include the accounts of Essential Innovation Technology Corp. and its wholly-owned subsidiaries, Essential Innovations Corporation and Essential Innovations Asia Limited. Essential Innovations Corporation was incorporated on February 9, 2001, and as noted above, the Company was incorporated on April 4, 2001. At that time, all the existing shareholders of Essential Innovations Corporation exchanged their common shares for common shares of the Company. The Company had no assets or liabilities at the time of the exchange. As the only assets of the combined entity after the exchange were those of the subsidiary prior to the exchange, a change in ownership did not take place. As this exchange lacked substance, it was not a purchase event and has been accounted for based on existing carrying amounts of the subsidiary's assets and liabilities, consistent with the guidance contained in FASB Technical Bulletin 85-5 Issues Relating to Accounting for Business Combinations. All significant intercompany balances and transactions have been eliminated.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP
(a Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
For the nine months ended July 31, 2004 and 2003 and the Period from inception on February 9, 2001 to July 31, 2004
(unaudited)


Interim Period Consolidated Financial Statements

The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company's audited consolidated financial statements for the years ended October 31, 2003 and 2002. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented.

Revenue Recognition

Revenues from the sales of products will be recognized as the sales are made, the price is fixed and determinable, collectibility is probable and no significant Company obligations with regard to the products remain.

Loss Per Share

Basic loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For all periods presented, all potentially issuable common stock is antidilutive because of the Company's net losses.

Foreign Operations and Currency Translation

The Company translates foreign assets and liabilities of its subsidiaries, other than those denominated in U.S. dollars, at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange throughout the reporting period. Gains or losses from these translations are reported as a separate component of other comprehensive income (loss), until all or a part of the investment in the subsidiaries is sold or liquidated. The translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations.
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in "general and administrative expenses" in the statement of operations, which amount was not material during the nine months ended July 31, 2004 and 2003.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP
(a Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
For the nine months ended July 31, 2004 and 2003 and the Period from inception on February 9, 2001 to July 31, 2004
(unaudited)


Effective August 1, 2003, the Company changed its functional currency from the Canadian dollar to the U.S. dollar. The Company continues to use the U.S. dollar as its reporting currency. The reason for the change was because a majority of the Company's transactions are denominated in U.S. dollars. Consistent with SFAS No. 53, Foreign Currency Translation, the change in functional currency will be accounted for prospectively, therefore, there is no effect on the historical financial statements. The translated amounts for nonmonetary assets at July 31, 2003, became the accounting basis for those assets as of August 1, 2003. Essential Innovations Corporation uses the Canadian dollar as its functional currency. Essential Innovations Asia Limited uses the Hong Kong dollar as it functional currency.

Stock-Based Compensation

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") 96-18. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

The Company accounts for stock-based compensation arrangements with employees in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and related interpretations and complies with the disclosure provisions of SFAS No. 123 Accounting for Stock-Based Compensation. Under APB No. 25, compensation expense is based on the difference, if any, between the fair value of the Company's stock and the exercise price of options issued on the date of grant ("the intrinsic-value method"). Unearned compensation, if any, is amortized over the vesting period of the individual options.

As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards in each period:

                                                                                Nine months ended
                                                                                     July 31,
                                                                            2004                   2003
                                                                 ----------------------------------------------
Loss, as reported                                                 $        (1,226,735)   $        (1,681,042)
Add stock-based employee compensation expense included in                      61,403                540,335
    reported net loss, net of tax
Deduct total stock-based employee compensation expense
    determined under the fair-value method, net of tax                       (128,365)              (267,269)
                                                                 ----------------------------------------------
Pro forma loss                                                    $        (1,293,697)   $        (1,407,976)
                                                                 ==============================================
Pro forma loss per share                                          $             (0.11)   $             (0.14)
                                                                 ----------------------------------------------

ESSENTIAL INNOVATIONS TECHNOLOGY CORP
(a Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
For the nine months ended July 31, 2004 and 2003 and the Period from inception on February 9, 2001 to July 31, 2004
(unaudited)


2. Property and Equipment

Property and equipment consists of the following:


                                              Accumulated       Net Book
                                   Cost       Depreciation       Value
-----------------------------------------------------------------------------
Automotive equipment           $   23,186     $     6,160    $    17,026
Computer equipment                  5,310           2,827          2,483
Computer software                   1,862             669          1,193
                                   21,399           7,303         14,096
Leasehold improvements             34,003          32,404          1,599
-----------------------------------------------------------------------------
                               $   85,760     $    49,363    $    36,397
=============================================================================


3. Related Party Transactions and Balances

Due to Shareholders

Amounts due to shareholders at July 31, 2004, are unsecured, without specific terms of repayment and non-interest bearing with the exception of $30,000, for which interest is 12% of the principal amount, regardless of when repayment was made. During 2002, warrants were granted that entitle the holder of the $30,000 loan to purchase 50,000 common shares at $0.35 per share. The fair value of the warrants of $11,329 has been included in additional paid-in capital. During 2003, a shareholder settled $72,645 of non-interest bearing loans in exchange for 290,580 fully paid common shares. The common shares were recorded at their estimated fair value of $145,290, calculated by reference to the market value of the shares at the time of the settlement, and the Company recognized an additional expense of $72,645.

Other Related Party Transactions

During the nine months ended July 31, 2004:

o The Company incurred consulting fees and related expenses to a company controlled by an officer and director of the Company in the amount of $113,764 (2003 $51,186). The unpaid balance as at July 31, 2004, of
         $62,924 ( 2003 $1,186) is included in accounts payable.

o A special loan with a shareholder and director was renewed with the agreement to pay an additional $4,883 (Cdn $6,511) in financing costs incurred by the lender.

o Interest expense of $359 (2003 - nil) was accrued on short-term loans and advances to related parties.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP
(a Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
For the nine months ended July 31, 2004 and 2003 and the Period from inception on February 9, 2001 to July 31, 2004
(unaudited)


4. Share Capital

Preferred Shares
----------------

During 2002, the Company increased its authorized capital with the creation of 10,000,000 preferred shares of $0.001 par value. The designation of rights including voting powers, preferences and restrictions shall be determined by the board of directors before the issuance of any shares.

During 2003, the Company entered into an agreement for the acquisition of media credits requiring a deposit that the Company satisfied by issuing 400,000 Series A preferred shares. The Company recorded these shares at their estimated fair value of $440,000 or $1.10 per share. These shares were nonvoting, noncumulative and were automatically convertible into common shares, on a one-for-one basis, upon the later of 18 months after the date of the agreement, February 14, 2003, or 180 days after the Company's initial public offering yielding a minimum of $10 million. The preferred shares would have been redeemable at the option of the Company of $0.01 per share if media credits were not honored by the providers or any media credits remain unused after their expiration.

During the nine months ended July 31, 2004, all of the issued preferred shares were redeemed for a total of $4,000 which resulted in a premium on redemption of $3,600.

Common Shares
-------------

During the nine months ended July 31, 2004:

o The Company issued 36,652 common shares for services with a fair value of $11,663. The common shares have been recorded at their estimated fair value of $1.00 per share on the date of the transactions, and the Company has recorded a loss of $24,989 on the exchanges resulting from an increase in value of the shares between the commitment date and settlement date.

o The Company issued 50,000 common shares to certain employees for services provided. The common shares have been recorded at their estimated fair value of $1.00 per share on the dates the services were provided.

o The Company issued a total of 509,029 common shares to certain management and directors for payment of accrued wages and loans in the amount of $381,772. The common shares have been recorded at their estimated fair value of $1.00 per share on the date of the transaction, and the Company has recorded a loss of $127,257 resulting from the transactions.

o The Company issued 53,730 common shares to a certain employee for services provided with a fair value of $67,162. The common shares have been recorded at their estimated fair value of $1.25 per share on the date of the transaction.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP
(a Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
For the nine months ended July 31, 2004 and 2003 and the Period from inception on February 9, 2001 to July 31, 2004
(unaudited)


o The Company issued 17,668 common shares for payment of certain services received with a fair value of $8,834. The common shares have been recorded at their estimated fair value of $1.00 per share on the date of the transaction, and the Company has recorded a loss of $8,834 on the exchange.

o The Company issued 50,083 common shares to certain employees for services provided. The common shares have been recorded at their estimated fair value of $1.00 per share on the dates that the services were provided and the Company has recorded a loss of $12,520 resulting from the transactions.

o The Company received a subscription of $7,962 for 3,981 common shares that were not issued as at July 31, 2004..

During 2003, the Company issued 10,000 common shares for which proceeds had been received prior to October 31, 2002, and 364,945 common shares for total cash proceeds of $250,993 received during the year, including 25,800 shares at $0.25 per share, 187,000 shares at $0.50 per share, 13,750 shares at $0.64 per share, 134,497 shares at $1.00 per share and 3,898 shares at $2.00 per share. The Company paid stock issue costs of $1,915 of which $1,107 was paid to two officers and directors of the Company.

In addition, the Company recorded the following transactions during 2003:

o acquisition of certain automotive equipment from a stockholder, valued at $15,120, in exchange for 60,480 common shares. The common shares have been recorded at their estimated fair value of $0.50 per share on the date of the transaction, and the Company has recorded a loss of $15,120 on the exchange resulting from an increase in value of the shares between the commitment date and settlement date.

o settlement of a portion of certain shareholder and other loans totaling $92,645 for 370,580 common shares. The common shares have been recorded at their estimated fair value of $0.50 per share on the dates of settlement, and the Company recorded a loss of $92,645 arising from these settlements resulting from an increase in value of the shares between the commitment date and settlement date.

o issuance of 666,500 common shares, to certain employees and consultants for services provided. The common shares have been recorded at their estimated fair value on the dates the services were provided being 381,500 at the estimated fair value of $0.50 per share and 285,000 at the estimated fair value of $1.00 per share.

o acquisition of certain automotive equipment from a stockholder, with a fair value of $12,728, in exchange for 38,680 common shares. The common shares have been recorded at their estimated fair value of $1.00 per share on the date of the transaction, and the Company recorded a loss of $25,952 on the exchange resulting from an increase in value of the shares between the commitment date and settlement date.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP
(a Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
For the nine months ended July 31, 2004 and 2003 and the Period from inception on February 9, 2001 to July 31, 2004
(unaudited)


o settlement of $50,000 payable to a company controlled by a director and officer in exchange for 67,000 common shares. The common shares have been recorded at their estimated fair value of $1.00 per share on the date of the transaction and the Company recorded a loss of $17,000 on the debt settlement resulting from an increase in value of the shares between the commitment date and settlement date.

o acquisition of certain automotive equipment and repairs from a related party, with a fair value of $31,200, in exchange for 124,800 common shares. The common shares have been recorded at their estimated fair value of $1.00 per share on the date of the transaction and the Company has recorded a loss of $93,600 on the exchange resulting from an increase in value of the shares between the commitment date and settlement date.

o issuance of 10,000 common shares for the option to acquire 650 acres in Rifle, Colorado, for $2.3 million. The common shares have been recorded at their estimated fair value of $1.00 per share.

o issuance of 50,000 common shares on the exercise of warrants by the holder at the exercise price of $0.25 per share. The Company received inventory with a fair value of $12,500 for these shares.

Stock Purchase Warrants

At July 31, 2004, the Company had outstanding warrants to purchase 250,000 shares of the Company's common stock, at $0.25 per share. The warrants expire in years beginning with 2007 and continuing through 2010. At July 31, 2004, 250,000 shares of common stock were reserved for that purpose.

Subsequent to July 31, 2004, 150,000 of these warrants were cancelled (note 9).

5. Stock-Based Compensation

Although the Company does not have a formal stock option plan, during 2004 and 2003, the Company issued stock options to directors, employees, advisors, and consultants.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP
(a Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
For the nine months ended July 31, 2004 and 2003 and the Period from inception on February 9, 2001 to July 31, 2004
(unaudited)


A summary of the Company's stock options is as follows:

                                                                       Number of           Weighted Average
                                                                         Options            Exercise Price
                                                                   -------------------     ------------------
Outstanding at October 31, 2001                                                    -       $          -

Granted
    Options issued to directors, employees, advisors, and
       consultants                                                         2,520,000               0.61
    Options issued to others                                                  60,000               0.88
                                                                   -------------------
Outstanding at October 31, 2002                                            2,580,000               0.62


Granted
    Options issued to directors, employees, advisors, and
       consultants                                                         2,131,700               0.91
    Options issued to others                                                 158,300               0.91
                                                                   -------------------
Outstanding at October 31, 2003                                            4,870,000               0.75
     Options issued to employees and consultants                             390,000               1.06
                                                                   -------------------
Outstanding as July 31, 2004                                               5,260,000               0.76
                                                                   ===================


The following table summarizes stock options outstanding at July 31, 2004:
                                                                                               Number
                              Number Outstanding at         Average Remaining              Exercisable at
     Exercise Price               July 31, 2004          Contractual Life (Years)          July 31, 2004
-------------------------    ------------------------    -------------------------    ------------------------
         $0.25                          404,750                    3.43                          404,750
          0.50                          547,250                    4.95                          547,250
          0.75                        1,458,000                    7.11                        1,458,000
          1.00                        2,613,750                    6.48                        2,526,250
          1.25                           50,000                    3.43                           50,000
          1.50                          170,000                    5.75                           82,500
          2.00                           16,250                    5.75                           16,250
                             ------------------------                                 ------------------------
                                      5,260,000                                                5,085,000
                             ========================                                 ========================

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model. The assumptions used in calculating the fair value of the options granted were risk-free interest rate of 5.0%, a 5-year expected life and a dividend yield of 0.0%.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP
(a Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
For the nine months ended July 31, 2004 and 2003 and the Period from inception on February 9, 2001 to July 31, 2004
(unaudited)


6. Business Segment Information

Through July 31, 2004, the Company operated in two reportable business segments
- geothermal and bio-energetic medical. The segments were managed separately because each business required different production and marketing strategies. The geothermal segment is located in the Americas and the bio-energetic medical segment wais located in Asia. As discussed in note 9, subsequent to July 31, 2004, the Company terminated its agreement to distribute SOTA products, which constituted the entire bio-energetic medical segment. For the accompanying financial statements, the Company has not reported this as a discontinued operation as such presentation is not material to these financial statements. Summarized financial information by segment for the three and nine months ended July 31, 2004 and 2003, and cumulative from February 9, 2001 (inception) to July 31, 2004, as taken from the internal management reports, is as follows:

                                                                                          Cumulative
                      Three months ended July 31          Nine months ended July 31       during the
                    ---------------- ---------------- ----------------- ----------------  development
                         2004             2003              2004             2003            stage
                    ---------------- ---------------- ----------------- ---------------- ----------------
Revenue
   Geothermal       $           -    $            -   $             -   $            -   $          173
   Bio-Energetic                -                 -                 -                -            8,371
                    -------------    --------------   ---------------   --------------   --------------
                    $           -    $            -   $             -   $            -   $        8,544

Loss
   Geothermal       $    (317,625)   $     (596,235)  $    (1,224,136)  $   (1,677,371)  $   (4,315,990)
   Bio-Energetic           (1,889)             (150)           (2,599)          (3,671)        (116,829)
                    -------------    --------------   ---------------   --------------   --------------
                    $    (319,514)   $     (596,385)  $    (1,226,735)  $   (1,681,042)  $   (4,432,819)


Assets
   Geothermal       $      82,301
   Bio-Energetic            1,909
                    -------------
                    $      84,210


7. Lease Commitment

The Company entered into a lease for new manufacturing and office premises for a term of three years from July 1, 2004, plus two options to renew for two years each. This lease calls for annual minimum payments of: first year $110,205; second year $111,627; third year $113,049.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP
(a Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
For the nine months ended July 31, 2004 and 2003 and the Period from inception on February 9, 2001 to July 31, 2004
(unaudited)

8. Comparative Figures

Certain comparative figures have been reclassified to conform with the current presentation.

9. Subsequent Events

Subsequent to July 31, 2004, the Company:

         a) signed an agreement with SOTA Instruments Inc. terminating the agreement to distribute SOTA products. The remaining outstanding 150,000 warrants issued to SOTA Instruments Inc. were returned to the Company and cancelled. Management expects to formalize the plan for disposal of this segment during the fourth quarter and will report the operations accordingly in the annual report. Any gain or loss from this disposal is not expected to be material.

         b) agreed to issue 100,000 common shares, with an estimated fair value of $1.00 per share, of the Company as payment under a non-refundable option agreement to acquire a 75% equity interest in Cavco, LLC, a Kentucky limited liability company that is involved in developing an 18-hole golf course and residential lots in Kentucky, for consideration of (i) a 6% promissory note in the amount of $800,000 payable, to the owner of the 75% equity interest in Cavco, LLC, 12 months after closing that can, at the option of the holder, be converted into common shares of the Company at share prices varying between $1.25 to $1.75 per share, and (ii) a carried 5% interest in Cavco, LLC. The Company is also required to arrange new financing for Cavco, LLC, in a minimum amount of approximately $5 million.

         c) agreed to issue 15,681 common shares to certain employees for accrued services owing in the amount of $11,761 and an additional 32,500 common shares to the same employees for agreeing to provide their continuing services. The common shares will be recorded at their estimated value of $1.00 per share.

       Item 2. Management's Discussion and Analysis or Plan of Operation

         The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements for the three- and nine-month periods ended July 31, 2004 and 2003, and our registration statement on Form SB-2, as amended, which includes financial information for the fiscal years ended October 31, 2003 and 2002.

Forward-Looking Information May Prove Inaccurate

         This report contains statements about the future, sometimes referred to as "forward-looking" statements. Forward-looking statements are typically identified by the use of the words "believe," "may," "could," "should," "expect," "anticipate," "estimate," "project," "propose," "plan," "intend" and similar words and expressions. Statements that describe our future strategic plans, goals or objectives are also forward-looking statements. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

         Readers of this report are cautioned that any forward-looking statements, including those regarding our management's current beliefs, expectations, anticipations, estimations, projections, proposals, plans or intentions are not guarantees of future performance or results of events and involve risks and uncertainties. The forward-looking information is based on present circumstances and on our predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences from those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. The forward-looking statements included in this report are made only as of the date of this report. We are not obligated to update such forward-looking statements to reflect subsequent events or circumstances.

         The following discussion should be read in conjunction with our financial statements and the notes thereto.

Introduction

         Management believes the most significant feature of our financial condition is the increase in our operating expenses, including those for research and development, together with the fact that we have yet to generate any gross revenue. We are now completing the development phase of the EI Elemental Heat Energy System and are ready to commence its production, sales and installation. Accordingly, we estimate that we will begin to generate gross revenue in the next three to six months, although we can provide no assurances that we will be able to do so.

         Also of note is that subsequent to the end of the quarter ended July 31, 2004, we terminated our agreement with SOTA Instruments, Inc., and no longer intend to participate in the consumer wellness products industry, which we had previously intended to use as a source of revenue pending the development of revenue from the EI Elemental Heat Energy System.

Results of Operations

         Comparison of the Three Months and Nine Months Ended July 31, 2004, with the Three Months and Nine Months Ended July 31, 2003

         We have not generated any gross revenue in the three and nine months ended July 31, 2004, and there were no revenues for either the three months and nine months ended July 31, 2003.

         Our operating expenses, before the charges for impairment of the media credits, for the three months ended July 31, 2004, were $319,514, as compared to $156,411 for the comparable period in 2003, an increase of over 104%, and $1,226,752 for the nine months ended July 31, 2004, as compared to $1,241,108, a decrease of 1% from the comparable period in 2003. This reflects the finalization of many of our products and getting ready to enter into commercialization. The change in operating expenses included an increase of 75% for the three months ended July 31, 2004, and an increase of 165% for the nine months ended July 31, 2004, of research and development expenses over the respective periods of 2003.

         We had eight full-time employees as of July 31, 2004, as compared to six full-time employees at July 31, 2003.

Liquidity and Capital Resources

         As of July 31, 2004, our current assets stood at $27,742, as compared to $29,619 at October 31, 2003. As of July 31, 2004, our current liabilities were $869,484, as compared to $442,852 at October 31, 2003. Net cash used in operating activities decreased from $249,655 for the nine months ended July 31, 2003, to $222,646 for the nine months ended July 31, 2004, mainly due to the significant increase in unpaid trade payables, accrued expenses and wages in the first nine months of 2004, as compared to the first nine months of 2003.

         Net cash from investing activities decreased to $4,422 for the nine months ended July 31, 2004, as compared to $10,826 during the nine months ended July 31, 2003, mainly due to reduced proceeds from the sale of property and equipment.

         Net cash of $228,904 provided by financing activities during the nine months ended July 31, 2004, consists mainly of advances from stockholders, as compared to net cash of $244,818 during the comparable nine months ended July 31, 2003, which was derived mainly by private placements for common stock.

         Our current balances of cash and cash equivalents will not meet our working capital and capital expenditure needs for the whole of the current year. Because we are not currently generating sufficient cash to fund our operations, we will need to rely on external financing to meet future capital and operating requirements. Any projections of future cash needs and cash flows are subject to substantial uncertainty. Our capital requirements depend upon several factors, including the rate of market acceptance, our ability to get to production and generate revenues, our level of expenditures for production, marketing and sales, purchases of equipment, and other factors. We can make no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

Further, if we issue equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock, and debt financing, if available, may involve restrictive covenants that could restrict our operations or finances. If we cannot raise funds, when needed, on acceptable terms, we may not be able to continue our operations, grow market share, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, all of which could negatively impact our business, operating results, and financial condition.

                         Item 3. Controls and Procedures

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of July 31, 2004, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of July 31, 2004, our disclosure controls and procedures were effective.

         There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II--OTHER INFORMATION


       Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

         We did not issue any unregistered securities during the quarter ended July 31, 2004.

         Subsequent to July 31, 2004, however, we agreed to issue unregistered securities on the following occasions:

         On August 12, 2004, we agreed to issue 100,000 common shares as payment for an exclusive option to acquire a 75% equity interest in Cavco, LLC, a Kentucky limited liability company with real property holdings we are considering for a development project using the EI Elemental Heat Energy System. The option expires October 15, 2004. This transaction was effected in reliance on the exemption from registration provided in Section 4(2) of the Securities Act as transactions not involving any public offering. No general solicitation was used, no commission or remuneration was paid in connection with the transaction, and no underwriter participated. The investor was sophisticated relative to an investment in the Company and able to bear the economic risks of their investment. The transaction was negotiated with an officer of the Company to answer questions from the investor and provide additional material information requested. The purchaser acknowledged in writing that the securities constituted restricted securities and consented to a restrictive legend on the certificate to be issued.

         On August 31, 2004, we agreed to issue an aggregate of 15,681 shares of our restricted common stock to three employees for accrued services owing in the amount of $11,761 and an additional 32,500 common shares to the same employees for agreeing to provide their continuing services. Each employee represented in writing that he was not a resident of the United States and that the securities constituted restricted securities, and consented to a restrictive legend on the certificates to be issued. These transactions were made in reliance on Regulation S.

Use of Proceeds

         Our registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission on August 6, 2004 (Commission File No. 333-106839). The offering commenced on August 9, 2004; however, no shares have been purchased in the offering and we have not yet received any proceeds under the offering. The offering has not yet been terminated.

                                Item 6. Exhibits

         The following exhibits are filed as a part of this report:

     Exhibit
     Number*                       Title of Document                  Location
----------------  --------------------------------------------------- ----------

    Item 31       Rule 13a-14(a)/15d-14(a) Certifications
----------------  --------------------------------------------------- ----------
     31.01        Certification of Principal Executive Officer        Attached
                  Pursuant to Rule 13a-14
     31.02        Certification of Principal Financial Officer        Attached
                  Pursuant to Rule 13a-14
    Item 32       Section 1350 Certifications
----------------  --------------------------------------------------- ----------
     32.01        Certification Pursuant to 18 U.S.C. Section 1350,   Attached
                  as Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002 (Chief Executive
                  Officer)
     32.02        Certification Pursuant to 18 U.S.C. Section 1350,   Attached
                  as Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002 (Chief Financial
                  Officer)
_______________
* All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Registrant

                                         ESSENTIAL INNOVATIONS TECHNOLOGY CORP.


Date:  September 20, 2004                By: /s/ Jason McDiarmid
                                            -----------------------------------
                                              Jason McDiarmid, President and
                                              Chief Executive Officer


Date:  September 20, 2004                By: /s/ Kenneth G.C. Telford
                                            -----------------------------------
                                              Kenneth G.C. Telford
                                              Chief Financial Officer