Form 10KSB
period 2004-10-31
ESSENTIAL INNOVATIONS TECHNOLOGY CORP
filed 2005-01-31
CIK 1250897

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                            ANNUAL REPORT PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2004

                        Commission File Number 000-106839

                     ESSENTIAL INNOVATIONS TECHNOLOGY CORP.
                  ---------------------------------------------
                 (Name of small business issuer in its charter)

              Nevada                                          88-0492134
  -------------------------------                         -------------------
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                         Identification No.)

          114 West Magnolia Street, Suite 400-142
                  Bellingham, Washington                     98225
         ----------------------------------------          ----------
         (Address of principal executive offices)          (Zip Code)

                                  360-392-3902
                           --------------------------
                           (Issuer's telephone number)

    Securities registered pursuant to Section 12(b) of the Exchange Act: N/A

    Title of each class               Name of each exchange on which registered


Securities registered pursuant to Section 12(g) of the Exchange Act:

                         Common Stock, Par Value $0.001
                         ------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  None

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. N/A

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of January 28, 2005, issuer had 13,119,153 shares of issued and outstanding common stock, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                TABLE OF CONTENTS


  Item                             Description                            Page

          Special Note about Forward-Looking Information..................  1

                                     Part I

Item 1    Description of Business.........................................  2
Item 2    Description of Property.........................................  7
Item 3    Legal Proceedings...............................................  8
Item 4    Submission of Matters to a Vote of Security Holders.............  8

                                     Part II

Item 5    Market for Common Equity, Related Stockholder Matters and
            Small Business Issuer Purchases of Equity Securities..........  9
Item 6    Management's Discussion and Analysis or Plan of Operation.......  9
Item 7    Financial Statements............................................ 16
Item 8    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure........................... 16
Item 8A   Controls and Procedures......................................... 17
Item 8B   Other Information............................................... 17

                                    Part III

Item 9    Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act............. 18
Item 10   Executive Compensation.......................................... 21
Item 11   Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters............................... 23
Item 12   Certain Relationships and Related Transactions.................. 25
Item 13   Exhibits........................................................ 29
Item 14   Principal Accountant Fees and Services.......................... 33
          Signatures...................................................... 34

                 SPECIAL NOTE ABOUT FORWARD-LOOKING INFORMATION

         This report contains statements about the future, sometimes referred to as "forward-looking" statements. Forward-looking statements are typically identified by the use of the words "believe," "may," "could," "should," "expect," "anticipate," "estimate," "project," "propose," "plan," "intend" and similar words and expressions. Statements that describe our future strategic plans, goals or objectives are also forward-looking statements. We intend that the forward-looking statements will be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

         Readers of this document are cautioned that any forward-looking statements, including those regarding us or our management's current beliefs, expectations, anticipations, estimations, projections, proposals, plans or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties. For a discussion of additional contingencies and uncertainties to which information respecting future events is subject, see Management's Discussion and Analysis or Plan of Operation--Risk Factors herein.

         The forward-looking information is based on present circumstances and on our predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences from those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the risk factors detailed in this document. The forward-looking statements included in this document are made only as of the date of this document.

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

Essential Innovations Technology Corp.

         Essential Innovations Technology Corp. provides eco-friendly, geothermal and water treatment technologies. We are focusing our efforts on:

         o commercialization and market entry strategies for our proprietary EI Elemental Heat Energy System, which uses efficient geothermal heat exchange, or geoexchange, technology at its core and is currently being used to heat and cool our Canadian research and development facility;

         o development of synergistic industry relationships and alliances, particularly with large builders and developers that recognize environmental sensitivity and energy and water conservation as an important feature of land planning and infrastructure development;

         o execution of product licensing and distribution agreements for our EI Elemental Heat Energy System as well as our water treatment and other products; and

         o development of enhancements to the core technology of our EI Elemental Heat Energy System that we believe would improve its performance and marketability.

         We manufacture and distribute our geoexchange system, the "EI Elemental Series," in Vancouver, Canada. The EI Elemental family of products is a high-efficiency, eco-friendly, comfort system that provides heating, cooling, dehumidification, as well as domestic hot water production, for residential, commercial and industrial applications. The EI Elemental family of products ranges in sizes from 1.5 to 10 tons for forced air heating/cooling, hydronic radiant floor heating, or a combination of both. Furthermore, all models are flexible and can be constructed vertically or horizontally to meet space requirements for retrofit or new construction.

         We have begun to market our point-of-entry water treatment and purification systems under the name "EI Water Master Series." These units can be designed to meet the requirements of nearly any residential or commercial point-of-entry application, whether on municipal or rural water supplies. System configuration and technologies have the capability to be customized depending on the water contaminants, the particular production volume, and the post-treatment water quality requirements. Technologies that may be included in the overall system designs include media filtration, specific cartridge filtration, ion exchange, reverse osmosis, distillation, ozonation and ultraviolet sterilization. The systems are easily customizable to suit either residential or commercial water treatment applications.

EI Elemental Heat Energy System

         Heat pump technology has been used for decades to provide heat supply to residential, commercial and industrial applications. Over the past decade, the industry has begun to embrace the use of geothermal heat pump technology, extracting heat from the earth to provide the necessary energy for a number of applications.

     Core Technology

         Our EI Elemental Heat Energy System is built around a geothermal heat pump, referred to in the industry as a geoexchange technology. A geothermal heat pump is a renewable energy feature of our system that uses the natural heat storage ability of the earth and/or groundwater to heat or cool a building. The earth absorbs and stores heat energy from the sun. To use that stored energy, heat is extracted from the earth through a liquid medium (groundwater or a propylene glycol solution) and is pumped to the heat pump or heat exchanger and then utilized to heat the building. In the summer, the process is reversed to cool the structure.

         In summer months and in climatic regions of constant heat, our heat energy system transfers excess heat into available groundwater or ground loops containing a liquid heat transfer medium. During the winter months and in climatic regions of constant cold, the opposite occurs with heat being transferred out of available groundwater or ground loops containing a liquid heat-transfer medium.

         The EI Elemental Heat Energy System possesses a number of distinct qualities.

         o The EI Elemental system is specifically designed for particular operating environments. We have developed individual systems to operate very efficiently in different kinds of climates.

         o The EI Elemental system has its foundation in the refrigerant R410a. R410a is a new, ecologically friendly, extremely efficient refrigerant that is emerging as the industry standard for geothermal heat pump technology.

         o The EI Elemental system incorporates a state-of-the-art proprietary Artificial Intelligence Control Diagnostic, or AICD, subsystem designed to regulate and monitor the system for maximized efficiencies. This AICD subsystem stores and collects real-time operating data that are processed in preprogrammed control algorithms to provide maximum unit efficiency and indoor comfort control. The AICD subsystem incorporates a liquid crystal diode, or LCD, screen and simple keypad promoting functionality through ease of use. Additionally, the system is upgradeable and allows for interoperability with other integrated home management systems.

         Our EI Elemental Heat Energy System can operate as a geothermal source, or water source heat pump, to provide heating, cooling, and/or domestic hot water. We use chlorine-free, commercially available refrigerants that meet applicable environmental requirements and that are effective with the range of operating temperatures of our system.

         Our AICD subsystem is used to determine the point at which heat energy stored in the earth or groundwater should be extracted and used or at which point heat energy should be transferred to the earth and/or groundwater. The AICD subsystem also continually collects data and has been designed to be used with a modem or advanced ethernet connection to gather and collect system information from a remote site. As an example, our AICD subsystem will enable the system to store historical data relating to the length of time it took the system to reach optimum temperature set point. Then for future run times, that information can be used to start the heating or cooling at precisely the right time to achieve the best temperature set point and, when necessary, to adjust for variables such as climate and seasonal conditions.

         The AICD subsystem is also equipped with a voice correspondence component that allows the operator to be told about the state of the system operating characteristics and conditions that occur within the unit and its controls. If no sound is preferred, the system voice can be disabled and remote notification can be provided. The system is designed to provide standard notifications, such as the outside temperature, set point and inside temperature, as well as troubleshooting notifications, such as noting the changeover from heating to cooling, the existence of a fouled or dirty filter, and other malfunctions.

         An essential part of our EI Elemental Heat Energy System is the LCD interface. The LCD screen constantly displays active and stored data, providing the operator with quality service and performance. The keypad is outfitted with simple, easy to understand, colored pads and directional arrows that simplify data collection and storage. Our EI Elemental Heat Energy System also includes the ability to communicate to a personal computer that can display and modify graphical information.

         This core technology, which represents the final product of our past research and development activities and now ongoing manufacturing activities, is now being produced in our manufacturing facility as a packaged unit for ongoing and future sales, installation and distribution. To date, we have spent approximately $768,000 on research and development activities in bringing the EI Elemental to the product state now ready for manufacture. Although we have a number of planned enhancements to add to this core technology over time, the EI Elemental Heat Energy System is a complete unit using only the core technology, and it is the core technology that we are now beginning to sell and install.

     Planned Enhancements to the EI Elemental Heat Energy System

         There are a number of enhancements to the EI Elemental Heat Energy System that we have in the early stages of development. All of these enhancements will require substantial additional work before we can consider integrating them with the core technology, and we cannot assure that we will ever be able to do so.

         Phase Change Module Technology

         We are working to develop a proprietary phase change module that can store substantial amounts of heat energy at a minimal cost. One or more phase change modules could then be incorporated with the EI Elemental Heat Energy System. We have completed drawings and a preliminary design, but have not yet finalized the design, constructed an actual prototype of the phase change module, or written the software necessary to integrate it into the system. We intend for the phase change module to be used efficiently for either a heat source or a heat storage system. The benefits of the phase change module would be most evident when addressing periods of peak heating demand and peak cooling demand. The ability to use stored heat energy on demand, without having to recreate it, would reduce heating costs. This proprietary subsystem would reduce costs by storing excess heat that would otherwise be wasted and by reducing the size and cost of other system components. Given the current development status and our projected allocation of resources, we do not anticipate being able to integrate this system enhancement with our commercialized core technology any sooner than late 2008.

         Solar Design

         We hope to put into effect a proprietary solar director to use solar energy to reduce the total cost of system operation. We have completed our preliminary design and drawings of the solar director, but have not yet constructed the solar director or written the software necessary to integrate it into the system. We intend for our AICD subsystem to work with the solar director to continually place it in the position to best collect the sun's energy. By collecting and absorbing the sun's energy, the solar director would relieve the load on the geothermal ground loop system, in turn reducing the cost of the heat pump installation by permitting the installation of a smaller ground loop system in the overall design. The heat energy gathered from the sun could then be used to heat domestic hot water, supply heat on demand during the day, or store heat during the day in phase change modules for use at night. Given the current development status and our projected allocation of resources, we do not anticipate being able to integrate this system enhancement with our core technology any sooner than late 2010.

     EI Elemental Heat Energy System Pilot Project and Marketing Development

         We are currently principally focused on the manufacturing, distribution, sales and installation of our EI Elemental Heat Energy System. A prototype with the core technology was previously used successfully to both heat and cool our former research and development headquarters in British Columbia for nearly two years. The prototype has now been placed into a packaged system we call the EI Elemental Heat Energy System family of geoexchange units. In summer 2002, we used a private, three-story home in Vancouver, British Columbia, as our first field installation and pilot project. The EI Elemental Heat Energy Systems were scheduled to replace a natural gas furnace and a natural gas hot water heater. The plan was to install two EI Elemental Heat Energy Systems into the home, one of which would provide radiant floor heating to the first and second floors, while the other would provide heating for the third floor and cooling for the entire house. Unfortunately, after the installation of the geofield in the summer of 2002, the homeowner experienced financial difficulties and has not yet been able to allow us to complete the installation of the heat pump. In July 2003, we began the installation process and successfully completed the required drilling and placement of the ground coils on our second pilot project installation. Our second pilot installation, in a new home near Horseshoe Bay in West Vancouver, British Columbia, is now completely installed and operating successfully. We have since completed our third official sale and installation and begun on our fourth installation. We are now in final production of the manufactured product line.

         To source potential future sales in the Asian marketplace, we have retained an individual under a consulting agreement to help develop future sales, marketing and distribution channels, as well as to investigate potential strategic alliances or joint ventures, for the EI Elemental Heat Energy System in Asia.

     Approvals

         We intend to submit our EI Elemental Heat Energy System to both the Canadian Underwriters Laboratories ("CUL") and Underwriters Laboratories, Inc. ("UL") for approval in 2005. We believe that approval by one or more of these organizations will enhance market acceptance of the EI Elemental Heat Energy System. In an effort to prepare for such approvals, we have chosen only component parts that have already received CUL approval, UL approval, or both. However, we have not yet submitted the EI Elemental Heat Energy System to the CUL or UL for approval, and we cannot provide any assurance that we will ultimately receive the approval of either organization.

     Additional Niche Marketing Opportunity

         We are exploring a strategic opportunity we have identified to market our EI Elemental Heat Energy System to native communities as an environmentally friendly, economical heating and cooling alternative.

         We are working to establish demonstration projects for our EI Elemental Heat Energy System in British Columbia, Canada, while exploring access to other marketplaces with the goal of initiating projects to provide a baseline reference to market to the indigenous communities of broader Canada, the United States, Australia and New Zealand.

         As one example, in Whistler, British Columbia, the Squamish Nation and Mt. Currie Indian Band began construction of a cultural center to serve high tourism demand. Whistler is a year-round resort destination of international caliber and the site of many of the events of the 2010 Winter Olympics recently awarded to Vancouver. We are currently negotiating with the Squamish Nation and the Mt. Currie Indian Band for the installation of the EI Elemental Heat Energy System in the cultural center to provide a visible application of our EI Elemental Heat Energy System.

         Offices of the Whistler, British Columbia, and Canadian governments are cooperating in this project, which we believe would expose our product in local, regional, national and international media.

     Pricing

         The EI Elemental Heat Energy System has a retail price ranging between $3,000 and $12,000 depending upon the system sizing and features, with units available between one and ten tons of heating and cooling capacity.

         In addition to the cost of the system, there will be a significant installation requirement for drilling and ground coil placement of from $5,000 to $20,000 for residential applications, dependent upon the drilling and trenching requirement. We anticipate that a typical total price for the system and installation will be between $15,000 and $40,000 for a standard residential installation. Although the cost of geoexchange technology has a higher initial capital cost than more conventional heating and cooling technologies, the user will realize substantially reduced operating costs, with payback periods on that additional upfront cost typically between three to seven years, depending on local electrical power rates.

     Other Technology

         We have also acquired aeration technology that we believe has potential application as a waste water technology or as a mixing apparatus within water treatment systems. Although a provisional patent application was filed for this technology, we have not filed a full patent application and have no plans to do so at this time. Accordingly, we do not now have, and may never acquire, the protection that a patent would provide. As a result, others may develop identical or substantially similar technology and we would be unable to prevent them from bringing it to market. We currently do not have any plans to develop or use the aeration technology we have acquired, although we intend to retain it because we hold it under an agreement that imposes no obligations on us other than the obligation to pay royalties to the person from whom we acquired the technology in the event we are successful in using it commercially.

Competitive Business Conditions

         There are a number of companies already active in the areas of heat exchange technology development and distribution that are substantially larger and better funded than we are and that have significantly longer histories in the respective marketplace. Our principal competitors for the commercialization of our EI Elemental Heat Energy System will be Econar Energy Systems, Water Furnace International and Climate Master, as well as others, almost all of which have greater financial, technical, managerial and marketing resources than we do.

         We believe competition in marketing heat exchange technology is based principally on the initial price of units as compared with both other heat exchange systems and traditional systems, the period estimated to be required to recoup any higher installation costs from energy savings during operation, the reliability of the system, public familiarity with and acceptance of heat exchange systems, and the reputation of the manufacturer.

         In our effort to address competition, we have initiated discussions with a number of large developers for joint venture or partnership possibilities. In seeking relationships with developers, we emphasize the possible public image benefits from using environmentally friendly technologies, as well as marketing and revenue benefits. We also believe that by acquiring land, we may be able to contribute land to a project to attract a developer for a possible joint venture. We would require in a joint venture that development of the property use our technology throughout, so that we can create our own market to use our technology.

         In an effort to address competition, we recruited Peter Bond, a former principal in both Water Furnace International and Climate Master, Inc., two of our competitors in the industry, to join our board of directors. As of September 15, 2004, Mr. Bond accepted the position of chief operating officer and is now actively pursuing commercialization and manufacturing of our EI Elemental Heat Energy System and heads up our manufacturing facility and operations. Mr. Bond was instrumental in the development of Water Furnace International and Climate Master, Inc.

Consultants

         We maintain a consulting agreement with Paul Yu, a resident of Vancouver, British Columbia. Mr. Yu is the owner of a print shop, and his public relations services have consisted largely of printing our promotional and sales materials and developing domestic and overseas distribution channels.


                         ITEM 2. DESCRIPTION OF PROPERTY

         Our United States office is located in Bellingham, Washington. Our administrative, manufacturing and distribution facility is currently located in British Columbia, Canada, occupying approximately 18,900 square feet. We have performed significant leasehold improvements to the site. Our current lease expires in 2007 and has two additional two-year renewal options. We believe that these facilities will be more than adequate for our continued manufacturing needs and our future research and development initiatives.

         We intend to maintain our research, development and manufacturing in the lower mainland region of British Columbia, Canada, for the foreseeable future because:

         o We believe this particular geographic region is home to other alternative energy companies.

         o We know of no other manufacturer of geoexchange technology in Western Canada.

         o We believe there are available, educated, human resources with particular educational and work experience in the alternative energy field.

         o The Canadian government has programs to grant initiatives and joint environmental development projects and that may enable us to expedite our research and development efforts as we move toward commercialization of the EI Elemental Heat Energy System with members of the federal and provincial funding agencies.

         o This area has strong business and cultural connections to Asia, particularly the Pacific Rim, which we believe will facilitate dealing with Asian customers, our Asian subsidiary and our potential Asian strategic associates.

         o Travel from Vancouver to numerous destinations in Asia is available on a regular, nonstop basis.

         o We believe we can continue research and development efforts in Canada more economically than in the United States because of the relative strength of the Canadian dollar.


                            ITEM 3. LEGAL PROCEEDINGS

         We are not a party to any material legal proceedings and no material legal proceedings have been threatened by us or, the best of our knowledge, against us.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended October 31, 2004.

                                     PART II

          ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

         There is no public trading market for our common stock. A registered broker-dealer has filed an application on Form 211 with the National Association of Securities Dealers, Inc. that, if approved, would result in the quoting of our common stock on the Over-the-Counter Bulletin Board (the "OTCBB"). We cannot provide any assurances that the application will be approved or that, if approved, the quoting of our common stock would result in the development of a public trading market sufficient to provide holders of our common stock with any liquidity.

         As of January 28, 2005, we had 13,119,153 shares of common stock issued and outstanding. We do not have any shares of preferred stock issued and outstanding.

         We have reserved for issuance 5,585,000 shares of common stock upon the exercise of issued and outstanding options and warrants.

         As of January 28, 2005, there were approximately 140 holders of our common stock.

Penny Stock Regulations

         Our stock is presently regulated as a penny stock and broker-dealers will be subject to such regulations that impose additional requirements on us and on broker-dealers that want to publish quotations or make a market in our common stock.

Dividend Policy

         We have never paid cash dividends on our common stock and do not anticipate that we will pay any dividends in the foreseeable future. We intend to reinvest any future earnings to further expand our business.

Use of Proceeds

         On December 27, 2004, we terminated our offering of securities under the registration statement on Form SB-2 (SEC File No. 333-106839), which was declared effective by the Securities and Exchange Commission on August 6, 2004. The offering was terminated before any securities were sold because our initial sales efforts were unsuccessful and we concluded that terminating the offering of stock by us may increase our chances that the Form 211 filed seeking the quotation of our common stock on the OTCBB would be approved by the National Association of Securities Dealers, Inc.


        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

         Our plan of operation should be reviewed in light of the following uncertainties:

         o Since our inception in February 2001, we have been unable to produce any material revenues.

         o Our cumulative loss is continuing to grow and our accounts payable and loans payable are increasing.

         o Even if we are able to develop and market the EI Elemental Heat Energy Systems in a way that enables us to be competitive with other industry participants, our success will be dependent in many ways on factors outside our control, such as the costs of more traditional heating sources and governmental policies that encourage or discourage the use of nontraditional heating sources.

         o Our product is not certified by either Underwriters Laboratories or Canadian Underwriters Laboratories, and we are unable to predict with certainty how soon or if we will have these certifications.

Plan of Operation

         Over the next 12 months, we hope to continue to develop and commercialize our EI Elemental Heat Energy System and identify an interested development partner that would provide us the opportunity to install the EI Elemental Heat Energy System in a "green project." To date, we have not generated material revenue from our operations, have substantial ongoing losses, and do not have enough cash to satisfy our cash requirements for the next six months. In its report on our audited consolidated financial statements for the fiscal year ended October 31, 2004, as in previous years, our auditor stated that conditions exist that raise substantial doubt as to our ability to continue as a going concern.

         Our net losses for the years ended October 31, 2003 and 2004, of approximately $2.4 million and $2.1 million, respectively, are primarily attributable to research and development costs, general and administrative costs, and an impairment charge for media credits. As of October 31, 2004, we had total current assets of approximately $32,000 and total current liabilities of approximately $807,000, for a working capital deficit of $775,000. We continue to owe approximately $190,000 to providers of professional services that are past due and $372,000 in loans from related parties that have no specified due date. We have been unable to make payments as due on several of our accounts, but none of our creditors has declared us to be in default or threatened legal action as of the date of this report.

         For the fiscal year ended October 31, 2004, we had no revenue from marketing our geoexchange products and our Asia-based consumer wellness products. We expect to continue to incur losses at least through fiscal year 2005. In light of our development nature and the continuing costs of manufacturing, there can be no assurance that we will generate revenue, achieve or maintain profitability, or initiate and sustain future growth.

         During our fiscal year ended October 31, 2004, we obtained net cash of approximately $305,000 from financing activities and approximately $13,000 from investment activities and used cash of approximately $321,000 to fund operating activities. Financing activities required $4,000 to redeem preferred stock and generated approximately $301,000 in net loan proceeds and $8,000 from stock subscriptions.

         During the fiscal year ended October 31, 2003, we incurred approximately $1,721,000 in general and administrative expenses, $166,000 for research and development expenses, and a charge for impairment of media credits of $440,000 requiring cash of approximately $320,000. We initially recorded the media credits at our best estimate of the fair value of the preferred shares issued in exchange, being $1.10 per preferred share, in accordance with the requirements of FASB Statement 123. In reaching this decision, we determined that the fair value of the consideration given (i.e. preferred shares issued) was more reliably determinable than the fair value of the media credits received in the exchange. The estimated fair value of $1.10 per share was determined after considering, among other things, the fact that common shares were being issued for $1.00 per share in arm's-length, cash-based transactions at or near the date the media credits were acquired. At the time the media credits were recorded as an asset, we believed that we would be able to sell the media credits in a short time period for at least the amount recorded. An impairment charge was subsequently recognized for the fully carrying amount of the media credits only after we failed to successfully locate a buyer for the credits and reached a determination that it was no longer reasonable to expect that we would be able to realize any economic benefit from the asset through sale or use. We have redeemed the preferred stock for a total payment of $4,000. We have returned all media credits to the seller and, based upon the terms of the agreement and the verbal assurances from Millennium that it was returning the preferred stock certificate to us for cancellation, deemed the preferred shares cancelled and provided stop-transfer instructions to our transfer agent pending physical return of the certificate. During the fiscal year ended October 31, 2004, we incurred approximately $1,678,000 in general and administrative expenses and approximately $395,000 in research and development expenses. We also incurred a loss of approximately $5,000 from the discontinuation of our consumer wellness products operations. Based on this recent experience and our current level of expenditures, we estimate that we will require cash of approximately $400,000 for manufacturing expenses and general and administrative expenses per quarter through October 31, 2005, including salaries to officers and directors, in addition to the funds required for our EI Elemental Heat Energy System. Actual expenditures will depend both on the level of our general and administrative requirements and the availability of funds.

         Over the next 12 months, we plan to continue to move towards the full commercialization of the EI Elemental Heat Energy System, including seeking approvals of the Canadian Underwriters Laboratories ("CUL") and Underwriters Laboratories, Inc. ("UL") in 2005. We have spent several months preparing our submission for those certifications. We have now completed the planning and the necessary material and component lists we will require to manufacture systems for submission and testing, and we expect to have systems ready to be submitted by March 2005. The EI Elemental Heat Energy System was in operation under in-house testing conditions for nearly two years and has now been put into successful field-testing and pilot project applications. Our first pilot project saw the drilling and laying of the geofield in July 2003. We have already paid all of the necessary expenses and acquired all of the necessary component parts. However, beyond the geofield the installation to date has not been completed as the homeowner has been financially incapable of completing the install. Our second pilot project, in a new home near Horseshoe Bay in West Vancouver, British Columbia, is now completely installed and operating successfully. We are now selling and installing the EI Elemental Heat Energy System on a commercial basis.

         We anticipate that we will require approximately $1.5 million for demonstration, complete commercialization and initial marketing of the EI Elemental Heat Energy System prior to the end of our fiscal year ending October 31, 2005. This amount includes the allocation of $50,000 for the filing of patents on the technology as well as up to another $100,000 to apply for and pursue both the CUL and the UL certification approvals for the technology. We anticipate that we will require a minimum of $500,000 for development of the solar director and the phase change module system enhancements for our EI Elemental Heat Energy System, and that we would require up to $2.0 million for the commercialization of all such enhancements up to the end of 2010. These enhancements are longer term prospects and do not preclude or limit the commercialization of the core system technology and will not affect our initial commercialization of the EI Elemental Heat Energy System.

         Our commercialization activities are centered in two areas. The primary focus of our commercialization activities is to prepare the EI Elemental Heat Energy System for submission to UL for both safety and efficiency testing, which includes a mechanical redesign and electrical safety conformance. The mechanical redesign entails reconfiguring the existing EI Elemental Heat Energy System to be smaller, more efficient, and easier to produce and maintain. The electrical safety conformance involves following strict electrical safety standards for electrical design and production and developing coherent schematics that users, repairmen and safety inspectors can understand. The secondary, but parallel focus, of our research and development activity includes designing manufacturing tools needed to produce the EI Elemental Heat Energy System efficiently. We estimate that our commercialization activities will require approximately $100,000 to $150,000 during the fiscal year ending October 31, 2005.

         We intend to continue to rely principally on the sale of securities and loans from stockholders and others to meet our cash requirements. We may seek to sell our common or preferred stock in private placements. We have no commitments from anyone to purchase our common or preferred stock or to loan us additional funds. There is no assurance that we will be able to continue to effectively raise capital. Even if we are able to continue to access capital, there is no assurance that we will be able to do so at a cost to us that will be economically viable.

         We have initiated a direct sales campaign for geothermal project installations of the EI Elemental Heat Energy System, as well as for our line of water treatment/purification technologies, beginning in British Columbia, Canada, the site of our research and development operations. We hope to take a 50% advance from clients on sales orders, which would enable us to maintain sales volume and inventory without having to increase significantly our working capital requirement. We have a staff of three salespeople who are remunerated via commission, which reduces any increment in our fixed salary expenditure.

         We also anticipate that we will require approximately $1.5 million by the end of the 2005 fiscal year to expand our administrative and technical staff, provide the necessary manufacturing equipment, and purchase the required component parts to effectively manufacture our target of 100 units of the EI Elemental Heat Energy System by the end of fiscal 2005.

Critical Accounting Policies

         Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are described in notes accompanying the consolidated financial statements. The preparation of the consolidated financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Estimates are based on information available as of the date of the financial statements, and accordingly, actual results in future periods could differ from these estimates. Significant judgments and estimates used in the preparation of the consolidated financial statements apply the following critical accounting policies.

         We consider our recognition of revenue and stock-based compensation to be two of the most critical in understanding the judgments that are involved in the preparation of the consolidated financial statements.

Risk Factors

     Risk Factors Relating to our Business

         We are insolvent, are in arrears on current accounts and on salaries and wages to our employees, and may fail to continue as a going concern.

         We have incurred substantial operating losses and negative cash flows from operations since inception, and our obligations and commitments for the year ended October 31, 2004, exceeded the cash we had available. We are currently insolvent and we are in arrears on our current accounts and on salaries and wages to our employees. As a result of these conditions, substantial doubt exists about our ability to continue as a going concern, which has been noted by our auditors in their reports on our consolidated financial statements for the year ended October 31, 2004, as in previous years.

         We currently have no significant operating capital and will need to raise additional capital to implement our business plan.

         We presently have no significant operating capital. We believe that we will need to raise approximately $1,500,000 to be able to meet our preliminary production targets by the end of fiscal year 2005. We have no commitments for that funding, and we cannot provide any assurance that we will raise any meaningful amount of capital. We will need to seek additional financing from the sale of equity or from commercial lenders or other sources, for which we have no commitments or arrangements, or we will be required to delay the implementation of our business plan.

         Our current liabilities continue to increase, and if those to whom we owe accounts and notes payable were to demand payment, we would be unable to do so.

         At October 31, 2004, we had total current liabilities of approximately $807,000, including accounts payable at approximately $254,000, accrued expenses of approximately $56,000, accrued wages of approximately $105,000, notes payable to related parties and amounts due to stockholders of approximately $372,000, and approximately $20,000 for tenant inducements. As of the same date, we had cash of only $87. If those to whom these payments are due were to demand immediate payment, as they are entitled to do, we would be unable to make the required payment and would be subject to liability if our creditors chose to enforce their rights, which could result in our bankruptcy and liquidation, at worst. Under such a scenario, our assets would be distributed to our creditors leaving nothing to be distributed to our stockholders.

         We have not obtained approvals for our EI Elemental Heat Energy System from either the Canadian Underwriters Laboratories or Underwriters Laboratories, and if we are unable to do so, our ability to obtain market acceptance may be limited.

         We intend to submit our EI Elemental Heat Energy system to the Canadian Underwriters Laboratories ("CUL"), Underwriters Laboratories, Inc. ("UL"), or both, for approval, but we have not yet submitted it to either body. It is possible that we will be unable to obtain one or both of these approvals, and such a failure would likely reduce the acceptance of our EI Elemental Heat Energy System in the market.

         Our officers and directors are subject to conflicts of interest, and there is a risk that they will place their interests ahead of ours.

         Dr. David Rezachek, a director, offers consulting services and is associated with other organizations that may be involved with researching, developing or marketing products that are similar to the products we propose to develop and market. We do not have confidentiality or noncompetition agreements with this director to limit him from working on or consulting on the development of similar technologies. William Baumgartner is the owner of certain technology that we may attempt to acquire. From time to time, such associations may give rise to conflicts of interest that may not be resolved in our favor.

         We may not succeed if we are unable to attract employees and retain the services of our key personnel.

         Our performance is substantially dependent on retaining current management and key personnel and on recruiting and hiring additional management and key personnel. In particular, as we continue adapting our new technology to commercial applications, we will rely on the expertise of Steve Wuschke, our chief technical officer, Jason McDiarmid, our chief executive officer, and Peter Bond, our chief operating officer. If we are unable to retain these executive officers, or if we are unable to hire suitable sales, marketing and operational personnel, we may not be able to successfully develop, improve, market and sell products based on this new technology. We have not obtained key man life insurance on our officers or directors. Competition for individuals with the qualifications that we require is intense, and we may not be able to attract, assimilate or retain these highly qualified people. The failure to attract, integrate, motivate and retain these employees could harm our business.

         It may be difficult for our stockholders to enforce any civil liabilities against us or our officers or directors because many of our officers and substantially all of our operations are currently outside the United States.

         Many of our assets are located outside the United States, a majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state.

         If we are unable to protect our intellectual property rights, we may be unable to compete successfully.

         We believe that our success will be dependent to a large extent on proprietary features of our EI Elemental Heat Energy System. We expect that we may continue to use proprietary technologies for future product enhancements. Unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. We have not patented any of our technologies or methods or obtained any copyright or trademark protection, and we have not entered into confidentiality or noncompetition agreements with any of our officers, directors or employees. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where applicable laws may not protect our proprietary rights as fully as in the United States. We may be unable to adequately protect our proprietary technology and preclude competitors from independently developing products with functionality or features similar to those of our products.

         We will be exposed to the risk of product liability claims related to the EI Elemental Heat Energy System.

         Any sales of the EI Elemental Heat Energy System will carry significant risks of product liability. We anticipate that purchasers of the EI Elemental Heat Energy System will rely on it for heating and cooling purposes and any failures of the system may cause them damage. We may be unable to obtain product liability insurance or, if we are able to do so, we may be unable to do so at rates that will make it cost-effective. Any successful product liability claim made against us could substantially reduce or eliminate any economic return to our stockholders or us.

         We have chosen to limit the liability of our directors and indemnify our officers and directors to the maximum extent permitted by law, which may result in costs to us.

         Our articles of incorporation limit the liability of directors to the maximum extent permitted by Nevada law. In addition, our bylaws require us to indemnify our directors and officers and allow us to indemnify our other employees and agents to the fullest extent permitted at law. At present, there is no pending litigation or proceeding involving any director, officer, employee or agent in which indemnification will be required or permitted. We are not aware of any threatened litigation or proceeding that might result in a claim for indemnification. Any such claim for indemnification, however, may result in significant costs to us. If we permit indemnification for liabilities arising under the Securities Act of 1933 to directors, officers or controlling persons under these provisions, we have been informed that, in the opinion of the Securities and Exchange Commission, this indemnification is against public policy as expressed in the Securities Act and is unenforceable.

         Fluctuations in the value of the United States dollar as compared to other currencies may affect our financial performance.

         We expect a substantial portion of our revenues to be based on sales and services rendered to customers outside the United States in Canada and Asia. As a result, if the relative strength of the dollar increases as related to the value of the Canadian dollar and the relevant Asian currency, our financial performance would likely be adversely affected and it would become more difficult to compete with entities whose operations were conducted outside the United States in the relevant currencies. We have no plan or policy to utilize forward contracts or currency options to minimize this exposure, and even if these measures are implemented, they may not be cost-effective or fully offset such future currency risks.

     Risk Factors Relating to our Common Stock

         There is no established trading market for our securities and such a market may never develop, which would mean that investors might be unable to sell our securities.

         There is currently no public market for our common stock. No one has committed to commence a trading market, and we cannot assure a public market will ever develop. If such a market does develop, our common stock may never trade at or above the offering price.

         There are certain rules applicable to our common stock as a "penny stock," and those rules may limit the liquidity and the resale of our common stock.

         The Securities and Exchange Commission, or the SEC, has promulgated rules governing over-the-counter trading in penny stocks, defined generally as securities trading below $5 per share that are not quoted on a securities exchange or Nasdaq or which do not meet other substantive criteria. Under these rules, our common stock is currently classified as a penny stock. As a penny stock, our common stock is currently subject to rules promulgated by the SEC that impose additional sales practice requirements on broker-dealers that might sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to sale. Further, if the price of the stock is below $5 per share and the issuer does not have $2.0 million or more net tangible assets or is not listed on a registered national securities exchange or Nasdaq, sales of such stock in the secondary trading market are subject to certain additional rules promulgated by the SEC. These rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices, and disclosure of the compensation to the broker-dealer and the salesperson working for the broker-dealer in connection with the transaction. If a trading market for our common stock develops, these rules and regulations may affect the ability of broker-dealers to sell our common stock, thereby effectively limiting the liquidity of our common stock. These rules may also adversely affect the ability of persons that acquire our common stock to resell their securities in any trading market that may exist at the time of such intended sale.

         There are substantial options and warrants outstanding, which may limit our ability to obtain financing in the future and which may be exercised when the effect would be to depress the price of the common stock.

         We have issued and outstanding options and warrants to purchase up to an additional 5,585,000 shares of common stock, with the 5,485,000 options having a weighted average exercise price of approximately $0.79 per share and the 100,000 warrants having a weighted average exercise price of approximately $0.35 per share. The existence of such options and warrants may prove to be a hindrance to future financing, and the exercise of options and warrants may further dilute the interests of the stockholders. The possible future resale of common stock issuable on the exercise of such options and warrants could adversely affect the price of our common stock in any trading market that might develop. Further, the options and warrants may be exercised at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.


                          ITEM 7. FINANCIAL STATEMENTS

         Our financial statements, including the accountant's report, are included beginning at page F-1 immediately following the signature page of this report.


              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There was no change in accountants or disagreement with accountants on accounting and financial disclosure during the fiscal year ended October 31, 2004.

                        ITEM 8A. CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of October 31, 2004, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of October 31, 2004, our disclosure controls and procedures were effective.

         There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                           ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

          ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         All of the directors will serve until the next annual meeting of stockholders or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the board of directors and are appointed to serve until the first board meeting following the annual meeting of stockholders.

         The following table sets forth the name, age, and position of each of our current directors and executive officers:

                Name            Age                 Title
------------------------------ ------- ----------------------------------------
Jason McDiarmid                  34    President, Chief Executive Officer
                                         and Director
Steve Wuschke                    30    Chief Technical Officer and Director
Kenneth G.C. Telford             55    Secretary/Treasurer, Chief Financial
                                         Officer and Director
Peter Bond                       66    Chief Operating Officer and Director
David Rezachek, Ph.D., P.Eng.    54    Director
William Yang, P.Eng.             58    Director
William Baumgartner, P.Eng.      74    Director
Jeane Manning                    64    Director

         The principal occupation, title and business experience of our executive officers and directors during the past five years, including the names and locations of employers, are indicated below.

Executive Officers

         Jason McDiarmid has been our president, chief executive officer and a director since 2001. Mr. McDiarmid is a 1994 graduate of the British Columbia Institute of Technology in the Department of International Trade and Transportation. From 1997 through 1999, Mr. McDiarmid served as president and founder of Global Diversification Investment Corporation, a company with which he created, wrote, published and distributed "Diversity; Gearing your Funds Toward a Successful Portfolio," a stock market newsletter publication sold throughout North America. That newsletter publication, which provided publicly-traded companies the opportunity to advertise to a network of new potential investors, ceased publication in 1999. From 1999 through 2001, Mr. McDiarmid was not actively seeking employment and was investigating opportunities in the renewable energy field and working with other of our principals on matters preliminary to our incorporation. Mr. McDiarmid currently resides in British Columbia, Canada.

         Steve Wuschke has served as our chief technical officer and a director since 2001. Mr. Wuschke is a 1996 honors graduate of Kwantlen University from the Department of Robotics and Automation. Following graduation, he completed the Technical Project Management Program at Simon Fraser University in British Columbia. From 1996 to 2001, Mr. Wuschke was lead project manager for special interface designs working directly with research and development for Delta Controls Inc., a globally recognized automation and controls company. During his time at Delta Controls, Mr. Wuschke was assigned to Chicago for a year where he worked on contract for Arrowhead Environmental as an applications engineer designing and implementing building automation systems for high-rise hotels, commercial and institutional buildings. During his schooling, Mr. Wuschke received the "Presidents Award of Excellence" for academic achievement and built an electric vehicle for his final thesis project. Mr. Wuschke is the inventor whose proprietary designs we will implement and proceed to patent in the development of our EI Elemental Heat Energy System. He will serve as head of our research and development program and oversee design and testing of the heat energy system. Mr. Wuschke currently resides in British Columbia, Canada.

         Kenneth G.C. Telford has been our chief financial officer, secretary and a director since January 1, 2003. Mr. Telford is both a Chartered Accountant (Canada) and Certified Public Accountant (USA). Mr. Telford served as the chief financial officer and secretary for Brek Energy Corporation, a publicly traded company, from July 1, 2000, to October 31, 2003. Mr. Telford was also previously a partner in Sadovnick Telford + Skov Chartered Accountants in Canada from 1994-2001, Telford Sadovnick, PLLC, Certified Public Accountants in the United States from 1998-2004, and in the international accounting firm Touche Ross & Co. (now Deloitte & Touche), as well as chief operating officer and chief financial officer of an automotive rental company called Tropical Rent a Car Systems, Inc. Mr. Telford has advised numerous companies, operating in both North America and Asia Pacific, on a broad range of financial and business matters. Mr. Telford currently resides in Hong Kong, SAR, China.

         Peter Bond has been our chief operating officer since October 2004 and a director since August 2003. Mr. Bond has over 18 years experience in the energy conservation industry at various levels including management, advisory and consulting. Since 1999, Mr. Bond has served as the general manager of Koax Corporation, a manufacturer of heat pump components, responsible for all facets of operating the manufacturing facility for heat pump components such as engineering, marketing, sales and day-to-day plant operations. From 1997-1999, Mr. Bond served as the director of plant operations for Climate Master, Inc. of Oklahoma City, Oklahoma. He was in charge of the entire plant, including the reorganizing of the manufacturing facility for Climate Master, Inc. From 1993 to 1997, Mr. Bond was a principal of and investor in Earth Energy Technologies of Billings, Montana. From 1984 through 1993, he served with Water Furnace International Industries (WFI Industries) in various capacities from a principal and an officer to a role as a consultant, to his final role as the chief operating officer in his last three years there. Mr. Bond currently resides in Oklahoma City, Oklahoma, USA.

Board of Directors

         Dr. David Rezachek, Ph.D., P.Eng., has more than 25 years of experience in energy and environmental systems research, design, demonstration, analysis, engineering and project management. He has been a registered professional mechanical engineer in the state of Hawaii for more than 16 years. He has also served as project manager for dozens of projects in the areas of renewable and conventional energy, energy efficiency and conservation, electric and hybrid vehicles, alternative fuels, energy and engineering education, and environmental engineering. Since 1993, he has been the president of Rezachek and Associates, an environmental consulting firm. Many of these projects involved research, development, demonstration and commercialization of new and relatively untested technologies, systems and concepts. Prior to completing his Ph.D. in 1991, Dr. Rezachek completed a Master's thesis on the "Application of Heat Pumps to Residential Water Heating (Evaluation of Solar Assisted Heat Pumps)," which relates directly to our first prototype development, the "EI Elemental Heat Energy System," providing us a wealth of direct and applicable experience and knowledge towards this proprietary innovation. Dr. Rezachek currently resides in Oahu, Hawaii, USA.

         William Yang, P.Eng., has substantial engineering project management experience, having been employed with the Canadian Federal Government (Transport Canada and Department of Energy, Mineral Mine and Resources) from 1976 to 1981 and in private sector industry (General Motors of Canada) from 1973 to 1976. From 1981 to 1999, he was involved in the power-engineering sector working with China Light and Power Company in Hong Kong, one of the largest power companies in southeast Asia. With China Light and Power, he was responsible for implementing strategic planning and new power plant studies (coal, gas and nuclear plants) with business partners that included Exxon, ARCO and Guangdong Electric of China. His responsibilities also included the handling of contract negotiations worth multimillions in fuel and shipping agreements. Mr. Yang was awarded a degree in Mechanical Engineering from Queens' University in Kingston, Ontario, in 1973, and is a member of the Associations of Professional Engineers of Ontario. Most recently, Mr. Yang has been responsible for sourcing and facilitating our new business development, project management and marketing activities in Asia. Mr. Yang currently resides in Shenzhen, China.

         William Baumgartner, P.Eng., is an experienced hands-on engineer with over 30 years expertise in scientific and engineering programs involving research, planning, design, management and construction with West Coast Transmission Company, a large client of both GE and Westinghouse in the development of jet engines and large-scale turbines, from 1968 through 1976. Since then, while traveling throughout Europe, Asia and Australia, he began to successfully manufacture and market boundary layer pumps and turbines for multiple applications based on Tesla principles of design. Mr. Baumgartner is a practical experimenter, building and developing all his own prototypes while at the same time having the theoretical understanding of technologies, coupled with the ability to communicate the ideas and methodology. Mr. Baumgartner designed and built his first Tesla (boundary layer) air turbine in 1973. The boundary layer pump utilizes the boundary layer friction within the working fluid to produce a pumping effect or turbine effect, and in certain applications far exceeds the efficiency and other performance characteristics of other pumps and turbines. Mr. Baumgartner has successfully manufactured and marketed his boundary layer pumps in small quantities around the world since the late 1970s. Mr. Baumgartner currently resides in British Columbia, Canada.

         Jeane Manning is a freelance journalist and published author who since 1981 has traveled throughout North America and Europe to report on new-energy technologies. During past years, she worked as a newspaper reporter and editor. She previously served as a board member on two other new-energy organizations, one of which is Blue Energy focusing on the use of tidal power for energy creation. Ms. Manning received her B.A. degree in sociology (cum laude) from the University of Idaho in 1963. Her articles and essays have appeared in numerous energy journals as well as several books, and in her most recent book, "The Coming Energy Revolution," she provides us with an intriguing and insightful look at the forces behind the free-energy movement. Ms. Manning currently resides in British Columbia, Canada.

Compliance with Section 16(a) of the Exchange Act

         We are aware that the following officers and directors did not file the required reports on Form 3 pursuant to Section 16(a) of the Securities Exchange Act of 1934 following the effectiveness of our registration statement on Form SB-2: Jason McDiarmid, Steve Wuschke, Kenneth G.C. Telford, William Baumgartner, William Yang, Jeane Manning, David Rezachek, Peter Bond, and Russell White.

Code of Ethics

         We have adopted a Code of Ethics that applies to all of our employees, including our principal executive officer and principal financial officer. Our Code of Ethics is filed as Exhibit 14.01 to this annual report on Form 10-KSB.


                         ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth, for the last three fiscal years, the annual and long-term compensation earned by, awarded to, or paid to the person who was our chief executive officer and each of our other highest compensated executive officers who earned in excess of $100,000 (the "Named Executive Officers") as of the end of the last fiscal year:

                                                                        Long-Term Compensation
                                                                    -------------------------------
                                       Annual Compensation                 Awards         Payouts
                              ---------------------------------------------------------------------
        (a)            (b)        (c)          (d)         (e)          (f)       (g)       (h)      (i)
                                                                               Securities
                                                                    Restricted Underlying         All Other
                    Year                               Other Annual    Stock   Options/   LTIP     Compen-
 Name and Principal Ended                              Compensation  Award(s)     SARs    Payouts  sation
      Position       Oct. 31   Salary ($)   Bonus ($)      ($)          ($)      (no.)      ($)      ($)
------------------------------------------------------------------------------------------------------------
Jason McDiarmid       2004      $165,000(1)         --     $5,355(2)    --         --        --         --
  President           2003         4,743(3)         --     10,000(2)    --         --        --         --
  (CEO)               2002        10,671            --      2,182(2)    --         --        --         --

Kenneth G.C. Telford  2004      $135,000(4)         --         --       --         --        --         --
  (CFO)               2003        38,686(5)         --         --       --         --        --         --
                      2002

Steve Wuschke         2004      $132,000(6)         --         --       --         --        --         --
  (CTO)               2003        31,971(7)         --         --       --         --        --         --
                      2002
---------------

(1) All of the amount due Mr. McDiarmid for the fiscal year ended October 31, 2004, was paid to him in common stock at the price of $0.75 per share, plus an additonal $0.25 per share representing the total fair value of the shares.
(2)  Vehicle lease.
(3) Of the amount due Mr. McDiarmid for the fiscal year ended October 31, 2003, we paid him $4,743 and accrued but deferred payment of $126,508, of which $85,258 was forgiven as described below.
(4) All of the amount due Mr. Telford for the fiscal year ended October 31, 2004, was paid to him in common stock at the price of $0.75 per share issued to Denon Capital, plus an additonal$0.25 per share representing the total fair value of the shares.
(5) All of the amount due Mr. Telford for the fiscal year ended October 31, 2003, was paid to him in common stock at the price of $0.75 per share issued to Denon Capital, plus an additonal $0.25 per share representing the total fair value of the shares.
(6) Of the amount due Mr. Wuschke for the fiscal year ended October 31, 2004, $89,000 was paid by issuing 118,667 shares of our common stock, the remainder was accrued but deferred.
(7) Of the amount due Mr. Wuschke for the fiscal year ended October 31, 2003, we paid him $4,443 in cash and $27,528 was paid by issuing 36,704 shares of our common stock.

         In September 2003, we formalized agreements with Mr. McDiarmid and certain other officers under which they agreed to forsake and waive any claim to payment of the salaries that have accrued and were unpaid at July 31, 2003, in consideration of the issuance of options to purchase shares of our common stock at the price of $0.75 per share. Mr. McDiarmid forgave $85,258 and received options to purchase 113,000 shares of our common stock under this agreement.

         Through the date of this report, payments due to each of the Named Executive Officers from August 1, 2003, forward have been paid entirely or nearly entirely in common stock rather than in cash. See Certain Transactions:
Stock and Option Issuances. We cannot provide any assurance that our Named Executive Officers will continue to be willing to accept this form of payment. Mr. Telford has assigned the right to receive amounts due to him to Denon Capital Strategies, Ltd., an entity of which he is a director.

Equity Compensation Plan Information

         We have authorized securities for issuance under equity compensation plans that have not been approved by the stockholders, but none under equity compensation plans that were approved by the stockholders. The following table shows the aggregate amount of securities authorized for issuance under all equity compensation plans as of January 28, 2005:

                                                                                            Number of securities
                               Number of securities to be                                 remaining available for
                                issued upon exercise of     Weighted-average exercise      future issuance under
                                  outstanding options,         price of outstanding      equity compensation plans
                                      warrants and              options, warrants          (excluding securities
                                         rights                     and rights            reflected in column (a))
        Plan Category                     (a)                          (b)                          (c)
---------------------------------------------------------------------------------------------------------------------
Equity compensation
    plans approved by
    security holders.......                    --                      --                                --
Equity compensation
    plans not approved by
    security holders.......             5,485,000                     $0.79                              --
                                        ---------                     -----                            -----
Total......................             5,485,000                     $0.79                              --
                                        =========                     =====                            =====

These options are immediately vested (with the exception of 75,000 options that vest in March 2005), have exercise prices ranging from $0.25 to $1.50, and expire beginning in 2007 and ending in 2012.

Indemnification of Officers and Directors

         Our articles of incorporation and bylaws provide for the indemnification of our officers, directors and others to the maximum extent permitted by Nevada law. Accordingly, our officers and directors would be entitled to indemnification under a variety of circumstances, which may include liabilities under the Securities Act of 1933.

         Insofar as indemnification under the Securities Act of 1933 may be permitted to directors, officers and controlling persons pursuant to the foregoing provisions, we have been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is contrary to public policy as expressed in the Securities Act of 1933 and therefore is unenforceable.

Limitation on Liability

         Our articles of incorporation limit the liability of directors to the maximum extent permitted by Nevada law. In addition, our bylaws require us to indemnify our directors and officers and allow us to indemnify our other employees and agents to the fullest extent permitted at law. At present, we are aware of no material pending litigation or proceeding involving any director, officer, employee or agent in which indemnification will be required or permitted. We are not aware of any threatened litigation or preceding that might result in a claim for indemnification. If we permit indemnification for liabilities arising under the Securities Act to directors, officers or controlling persons under these provisions, we have been informed that, in the opinion of the Securities and Exchange Commission, this indemnification is against public policy as expressed in the Securities Act and is unenforceable.

         A majority of our directors are residents of Canada. As a result, it may be difficult for our stockholders residing in the United States to effect service of process within the United States upon such directors and experts who are not residents of the United States. It may also be difficult to realize in the United States upon judgments of courts of the United States predicated upon civil liability of such directors and experts under the United States federal securities laws. Canadian courts may not (i) enforce judgments of United States courts of competent jurisdiction obtained against such directors or experts predicated upon the civil liabilities provisions of such securities laws, or
(ii) impose liabilities in original actions against such directors and experts predicated solely upon such securities laws. Accordingly, United States stockholders may be forced to bring actions against our directors and experts under Canadian law and in Canadian courts in order to enforce any claims that they may have against such directors and experts. Subject to necessary registration under applicable provincial corporate statutes in the case of a corporate stockholder, Canadian courts do not restrict the ability of nonresident persons to sue in their courts.


          ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth certain information as of January 28, 2005, with respect to the beneficial ownership of the our common stock by each beneficial owner of more than 5% of the outstanding shares of our common stock, each director, and all executive officers and directors as a group, specifically indicating the number of shares of common stock owned by each such person and group and the percentage of our common stock so owned. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated:

               Stockholder(1)                                   Description              Number             %(2)
------------------------------------------------------------- ----------------------- ---------------- -------------
Principal Stockholders:
-----------------------
  Morpheus Financial Corp.(3)...............................  Common stock                 1,100,000       8.4%
    (Principal stockholder)                                   Options                        500,000       3.7
    Room 603-4 Valley Centre                                  Warrants                        50,000       *
    80-82 Morrison Hill Road                                                             -----------
    Wanchai, Hong Kong                                                                     1,650,000      12.5

               Stockholder(1)                                   Description              Number             %(2)
------------------------------------------------------------- ----------------------- ---------------- -------------
  Principal Stockholders:
  -----------------------
  Ecogenics Limited(4)......................................  Common stock                   800,000       6.1
    (Principal stockholder)
    # 1703, 17th Floor
    Hing Yip Commercial Centre
    272-284 Des Voeux Rd Central
    Hong Kong SAR

  Fannie Mao Guterres.......................................  Common stock                   790,580       6.0
    (Principal stockholder)
    1004 - 2680 Bayshore Drive
    Vancouver, B.C.
    V6G 3H6

  Stevan Perry..............................................  Common stock                 1,006,360       7.7
    (Principal stockholder)                                   Options(5)                     803,000       5.8
    #101-5219 192nd Street                                                            ----------------
    Cloverdale, BC, Canada V3S 4P6                                                         1,809,360      13.0

Officers and Directors:
-----------------------
  Jason McDiarmid...........................................  Common stock                   806,667       6.1
    (Principal stockholder, director and officer)             Options(5)                     913,000       6.5
    #101-5219 192nd Street                                                            ----------------
    Cloverdale, BC, Canada V3S 4P6                                                         1,719,667      12.3

  Steve Wuschke.............................................  Common stock                   977,243       7.4
    (Principal stockholder, director and officer)             Options(5)                     912,000       6.5
    #101-5219 192nd Street                                                            ----------------
    Cloverdale, BC, Canada V3S 4P6                                                         1,889,243      13.5

  Kenneth G.C. Telford......................................  Common stock                   649,507       5.0
    (Director and officer)                                    Options(5)                     575,000       4.2
    #101-5219 192nd Street                                                            ----------------
    Cloverdale, BC, Canada V3S 4P6                                                         1,224,507       8.9

  William Baumgartner.......................................  Common stock                    70,000       *
    (Principal stockholder and director)                      Options(5)                     100,000       *
    #101-5219 192nd Street                                                            ----------------
    Cloverdale, BC, Canada V3S 4P6                                                           170,000       1.3

  William Yang .............................................  Common stock                    50,000       *
    (Director)                                                Options(5)                     100,000       *
    #101-5219 192nd Street                                                            ----------------
    Cloverdale, BC, Canada V3S 4P6                                                           150,000       1.1

  Jeane Manning.............................................  Common stock                     5,000       *
    (Director)                                                Options(5)                      50,000       *
    #101-5219 192nd Street                                                            ----------------
    Cloverdale, BC, Canada V3S 4P6                                                            55,000       *

               Stockholder(1)                                   Description              Number             %(2)
------------------------------------------------------------- ----------------------- ---------------- -------------
  Officers and Directors:
  -----------------------
  David Rezachek............................................  Common stock                    25,000       *
    (Director)                                                Options(5)                      50,000       *
    #101-5219 192nd Street                                                            ----------------
    Cloverdale, BC, Canada V3S 4P6                                                            75,000       *

  Peter Bond................................................  Common stock                   260,000       2.0
    (Director)                                                Options (5)(6)                 300,000       2.2
    #101-5219 192nd Street                                                            ----------------
    Cloverdale, BC, Canada V3S 4P6                                                           560,000       4.2

All officers and directors
  as a group (8 persons)....................................  Common stock                 2,843,417      21.7
                                                              Options(5)                   3,000,000      18.6
                                                                                      ----------------
                                                                                           5,843,417      36.3%
                                                                                      ================
-------------------

(1) Except as otherwise noted, shares are owned beneficially and of record, and such record stockholder has sole voting, investment and dispositive power.
(2) Calculations of total percentages of ownership outstanding for each individual assume the exercise of currently vested options held by that individual to which the percentage relates. Percentages calculated for totals of all executive officers and directors as a group assume the exercise of all vested options held by the indicated group.
(3)  The control person for Morpheus Financial Corp. is Queenie Cheung.
(4)  The control person for Ecogenics Limited is Sytske Kimman.
(5) These vested options and immediately-exercisable warrants give the holders the right to acquire shares of common stock at prices ranging from $0.25 to $1.50 per share with various expiration dates ranging from 2007 to 2012.
(6) Mr. Bond's total options do not include 150,000 options that vest September 15, 2005.


             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stock and Option Issuances

         At April 30, 2001, we issued an aggregate of 70,000 shares of our common stock to Diana Allen, William Baumgartner, David Rezachek, and Jeane Manning, all members of our board of directors on that date, at the par value of $0.001 per share, in recognition of their service on our board of directors.

         In April 2002, William Baumgartner, a member of our board of directors, purchased 20,000 shares of our common stock for a total of $10,000, or $0.50 per share.

         In April 2003, William Baumgartner, a member of our board of directors, purchased 35,000 shares of our common stock for a total of $35,000, or $1.00 per share.

         Kenneth G.C. Telford joined us in January 2003 under an agreement that provided for him to serve as our chief financial officer, providing his own staff. Effective in August 2003, before that agreement expired, we entered into a subsequent agreement with Mr. Telford to provide those services, which does not require him to provide staff. Mr. Telford continues to provide us his services under that agreement. Under those agreements, Mr. Telford and his staff earned an aggregate of $90,454 in fees and expenses, 175,000 shares of our common stock, and options to purchase another 475,000 shares of our common stock at prices ranging from $0.50 to $1.00 per share during the fiscal year ended October 31, 2003. At Mr. Telford's request, all fees and expenses under the agreements have been paid to Denon Capital Strategies, Ltd., an entity of which he is a director.

         In September 2003, we ratified an agreement entered into on July 31, 2003, and agreed to issue 67,000 additional shares of our common stock to Mr. Telford, upon the conversion of $50,000 owed to him in accrued but unpaid fees at an agreed conversion rate of $0.75 per share. At Mr. Telford's request, those shares were issued in the name of Denon Capital Strategies, Ltd. Also in September 2003, we agreed to issue to Mr. Telford 200,000 shares of our common stock as consideration for his agreement to enter into the subsequent agreement with us.

         In March 2004, we agreed to issue 119,019 shares of common stock to Mr. Telford in conversion of $89,264 in accrued but unpaid fees and expenses. In October 2004, we issued 113,333 shares of our common stock to Mr. Telford in conversion of $85,000 in accrued but unpaid fees and expenses. At Mr. Telford's request, those shares were issued in the name of Denon Capital Strategies, Ltd.

         On March 1, 2004, we issued options to purchase 150,000 shares of common stock to Russell White in recognition of his agreement to serve on our board of directors. Of these options, 75,000 were vested upon their grant (37,500 of which have an exercise price of $1.00 per share and 37,500 of which have an exercise price of $1.50 per share) and expire on July 1, 2010; the other 75,000 options become vested on March 1, 2005 (37,500 of which have an exercise price of $1.00 per share and 37,500 of which have an exercise price of $1.50 per share) and expire on March 1, 2010. On January 17, 2005, Mr. White resigned as a member of our board of directors, and by their terms, the unvested options were cancelled.

         In September 2003, we agreed to issue 25,000 shares of our common stock to Peter Bond in recognition of his agreement to serve on our board of directors.

         In September 2003, we ratified agreements entered into on July 31, 2003, with three of our executive officers, two of whom are also directors, to issue options to purchase an aggregate of 278,000 shares of our common stock, upon the conversion of a total of $208,786 owed to them in accrued but unpaid salary. Also in September 2003, we agreed to issue the same three executive officers options to purchase an aggregate of 650,000 shares of our common stock as consideration for their agreements to enter into new employment agreements with us.

         In March 2004, we entered into informal agreements with four of our executive officers, three of whom are directors, to issue 421,486 shares of common stock upon the conversion of $316,115 in accrued but unpaid salary. Those agreements were not reduced to writing.

         In October 2004, we agreed to issue 225,000 shares of common stock to our director Peter Bond in recognition of his agreement to serve as our chief operating officer. At the same time, we granted Mr. Bond options to purchase 300,000 shares of our common stock--150,000 of those options were immediately exercisable (75,000 of which have an exercise price of $1.00 per share and 75,000 of which have an exercise price of $1.50 per share) and the remaining 150,000 options vest on September 15, 2005, subject to Mr. Bond's continued employment with us (75,000 of those options have an exercise price of $1.00 per share and 75,000 have an exercise price of $1.50 per share).

         In October 2004, we agreed to issue an aggregate of 368,000 shares of our common stock to four of our executive officers, three of whom are also directors, upon conversion of a total of $276,000 in accrued but unpaid salary.

Loans

     Morpheus Financial Corporation

         On June 1, 2001, Morpheus Financial Corporation, of which our director William Yang was then a director and deemed the beneficial owner, purchased 400,000 shares of our common stock for a total of $100,000, or $0.25 per share.

         Since our inception, we have borrowed a total of $103,342 from Morpheus Financial Corporation. William Yang, a member of our board of directors, was a principal of Morpheus until September 2003. Of those loans, $30,000 were loaned under an agreement that we will repay them when we are able to do so and that we will pay 12% interest on the principal amount equaling $3,600, regardless of when repayment is made. As additional consideration for the granting of the $30,000 loan, we also issued to Morpheus a five-year warrant to purchase 50,000 shares of our common stock at a price of $0.35 per share. These loans were not the result of arm's-length negotiations; however, we believe them to be on terms as favorable as or more favorable to us than we would have been able to obtain elsewhere. During the fiscal quarter ended April 30, 2003, Morpheus agreed to convert $72,645 of the $103,440 balance outstanding into 290,580 shares of our common stock, or at $0.25 per share. The shares were recorded at their estimated fair value of $145,790, calculated by reference to our board of directors' determination as to the value of the shares at the time of the settlement, and we recognized an additional expense of $72,645. At the date of this report, the remaining loan amount now outstanding to Morpheus totals $33,600, including interest. (See note 4 to our audited consolidated financial statements for the fiscal year ended October 31, 2004.)

     Norm Wuschke

         In April 2002, we borrowed CDN$45,000 (approximately US$30,000 as of the date of the loan) from Norm Wuschke. Mr. Wuschke is the father of Steve Wuschke, a member of our board of directors and our chief technology officer. This loan was to be repaid when we were able to do so and required us to pay 12% interest on the principal amount, regardless of when repayment was made. As additional consideration for the granting of the loan, we also issued to Mr. Wuschke a five-year warrant to purchase 50,000 shares of our common stock at a price of $0.35 per share. This loan was not the result of arm's-length negotiations; however, we believe its terms to be as favorable as or more favorable to us than we would have been able to obtain elsewhere. On February 4, 2003, the principal amount of the loan was repaid with the accrued interest paid April 9, 2003. This loan was repaid in full by converting $20,000 of the loan amount into 80,000 shares of common stock and repaying the remaining $12,547 of principal and accrued interest in cash. (See note 4 to our audited consolidated financial statements for the fiscal year ended October 31, 2004.) The shares were recorded at their estimated fair value of $40,000, calculated by reference to our board of directors' determination as to the value of the shares at the time of the settlement, and as a result, we recognized additional expense of $20,000.

     Steve Wuschke

         On April 1, 2003, Steve Wuschke, a director and executive officer of ours, loaned us CDN$45,000 (approximately US$30,600 as of the loan date). The loan is at 8% per annum interest, with monthly interest-only payments, and the entire principal due on or before April 1, 2004. As partial consideration for making the loan, we granted Mr. Wuschke warrants to purchase 50,000 shares of our common stock, expiring in 2012, with 25,000 of the warrants exercisable at $0.25 per share and the remaining 25,000 exercisable at $0.50 per share. This loan was not the result of arm's-length negotiations; however, we believe its terms to be as favorable as or more favorable to us than we would have been able to obtain elsewhere. (See note 4 to our audited consolidated financial statements for the fiscal year ended October 31, 2004.)

         In January 2004, we borrowed an additional $31,704 from Mr. Wuschke. This loan is unsecured, without specific terms of repayment, and does not bear interest. This loan was not the result of arm's-length negotiations; however, we believe its terms to be as favorable as or more favorable to us than we would have been able to obtain elsewhere. (See note 4 to our audited consolidated financial statements for the fiscal year ended October 31, 2004.)

     Jason McDiarmid

         On October 1, 2003, we borrowed $33,000 from Jason McDiarmid, our president and chief executive officer. The loan is payable on demand after March 31, 2004, accrues interest at the rate of 12%, regardless of the date of repayment, and is unsecured. As additional consideration for making the loan, we also issued to Mr. McDiarmid options to purchase 25,000 shares of our common stock at an exercise price of $0.25 per share and options to purchase 25,000 shares of our common stock at an exercise price of $0.50 per share, all of which are exercisable until January 1, 2011. This loan was not the result of arm's-length negotiations; however, we believe its terms to be as favorable as or more favorable to us than we would have been able to obtain elsewhere. (See note 4 to the audited consolidated financial statements for the fiscal year ended October 31, 2004.)

         On October 20, 2003, we borrowed $10,000 from Jason McDiarmid, our president and chief executive officer. The loan is payable on demand after March 31, 2004, accrues interest at the rate of 9% per year, calculated and payable monthly, and is unsecured. This loan was not the result of arm's-length negotiations; however, we believe its terms to be as favorable as or more favorable to us than we would have been able to obtain elsewhere. (See note 4 to the audited consolidated financial statements for the fiscal year ended October 31, 2004.)

         In January 2004, we borrowed an additional $31,703 from Mr. McDiarmid. This loan is unsecured, without specific terms of repayment, and does not bear interest. This loan was not the result of arm's-length negotiations; however, we believe its terms to be as favorable as or more favorable to us than we would have been able to obtain elsewhere. (See note 4 to our audited consolidated financial statements for the fiscal year ended October 31, 2004.)

         In March 2004, we issued 76,618 shares of common stock to Mr. McDiarmid upon the conversion of $57,464 of principal and accrued interest due under these loans.

         In October 2004, we borrowed an additional $95,833 from Mr. McDiarmid. This loan is unsecured, without specific terms of repayment, and does not bear interest. This loan was not the result of arm's-length negotiations; however, we believe its terms to be as favorable as or more favorable to us than we would have been able to obtain elsewhere.

     Kenneth G.C. Telford

         In two installments on August 14, 2003, and September 1, 2003, we borrowed an aggregate of CDN$6,000 (approximately US$4,300) on the dates of the installments. This loan is payable on demand after March 31, 2004, accrues interest at the rate of 9% per year, calculated and payable monthly, and is unsecured. This loan was not the result of arm's-length negotiations; however, we believe its terms to be as favorable as or more favorable to us than we would have been able to obtain elsewhere. (See note 4 to the audited consolidated financial statements for the fiscal year ended October 31, 2004.)

         In March 2004, we issued 10,975 shares of common stock to Mr. Telford upon the conversion of $5,008 in principal and accrued interest due on this loan and an additional $3,186 in advances made by Mr. Telford on our behalf.

     Stevan Perry

         In January 2004, we borrowed $31,703 from Mr. Perry. This loan is unsecured, without specific terms of repayment, and does not bear interest. This loan was not the result of arm's-length negotiations; however, we believe its terms to be as favorable as or more favorable to us than we would have been able to obtain elsewhere. (See note 4 to our audited consolidated financial statements for the fiscal year ended October 31, 2004.)


                                ITEM 13. EXHIBITS

   Exhibit
   Number*                             Title of Document                                       Location
-------------    --------------------------------------------------------------   ------------------------------------
  Item 3.        Articles of Incorporation and Bylaws
-------------    --------------------------------------------------------------   ------------------------------------
    3.01         Articles of Incorporation                                        Incorporated by reference from the
                                                                                  registration statement on Form
                                                                                  SB-2, SEC File No. 333-106839,
                                                                                  filed July 7, 2003.

    3.02         Articles of Amendment to the Articles of Incorporation           Incorporated by reference from the
                                                                                  registration statement on Form
                                                                                  SB-2, SEC File No. 333-106839,
                                                                                  filed July 7, 2003.

    3.03         Bylaws                                                           Incorporated by reference from
                                                                                  amendment no. 1 to the
                                                                                  registration statement on Form
                                                                                  SB-2, SEC File No. 333-106839,
                                                                                  filed September 12, 2003.

   Exhibit
   Number*                             Title of Document                                       Location
-------------    --------------------------------------------------------------   ------------------------------------
                 Instruments Defining the Rights of Holders, Including
  Item 4.        Indentures
-------------    --------------------------------------------------------------   ------------------------------------
    4.01         Specimen stock certificate                                       Incorporated by reference from the
                                                                                  registration statement on Form
                                                                                  SB-2, SEC File No. 333-106839,
                                                                                  filed July 7, 2003.

    4.02         Form of Designation of Rights, Privileges and                    Incorporated by reference from the
                 Preferences of Series A Preferred Stock                          registration statement on Form
                                                                                  SB-2, SEC File No. 333-106839,
                                                                                  filed July 7, 2003.

  Item 10.       Material Contracts
-------------    --------------------------------------------------------------   ------------------------------------
   10.02         Technology Sale Agreement between William Baumgartner            Incorporated by reference from the
                 and Essential Innovations Technology Corp. dated                 registration statement on Form
                 February 20, 2002                                                SB-2, SEC File No. 333-106839,
                                                                                  filed July 7, 2003.

   10.04         Agreement between: Crown Plaza Executive Suites                  Incorporated by reference from the
                 Corporation and Essential Innovations Technology                 registration statement on Form
                 Corporation dated November 26, 2002                              SB-2, SEC File No. 333-106839,
                                                                                  filed July 7, 2003.

   10.05         Official Term Sheet between Mr. Ken Telford and                  Incorporated by reference from the
                 Essential Innovations Technology Corp. effective                 registration statement on Form
                 January 1, 2003, signed February 21, 2003                        SB-2, SEC File No. 333-106839,
                                                                                  filed July 7, 2003.

   10.09         Letter of Agreement between Norm Wuschke and Essential           Incorporated by reference from
                 Innovations Technology Corp. dated February 10, 2003             amendment no. 1 to the
                                                                                  registration statement on Form
                                                                                  SB-2, SEC File No. 333-106839,
                                                                                  filed September 12, 2003.

   10.10         Letter of Agreement between Morpheus Financial                   Incorporated by reference from
                 Corporation and Essential Innovations Technology Corp.           amendment no. 1 to the
                 dated February 27, 2003                                          registration statement on Form
                                                                                  SB-2, SEC File No. 333-106839,
                                                                                  filed September 12, 2003.

   Exhibit
   Number*                             Title of Document                                       Location
-------------    --------------------------------------------------------------   ------------------------------------
   10.11         Letter of Commitment between Steve Wuschke and Essential         Incorporated by reference from
                 Innovations Technology Corp. dated April 1, 2003                 amendment no. 1 to the
                                                                                  registration statement on Form
                                                                                  SB-2, SEC File No. 333-106839,
                                                                                  filed September 12, 2003.

   10.12         Form of Subscription Agreement                                   Incorporated by reference from
                                                                                  amendment no. 1 to the
                                                                                  registration statement on Form
                                                                                  SB-2, SEC File No. 333-106839,
                                                                                  filed September 12, 2003.

   10.13         Employment Term Sheet for Jason McDiarmid                        Incorporated by reference from
                                                                                  amendment no. 1 to the
                                                                                  registration statement on Form
                                                                                  SB-2, SEC File No. 333-106839,
                                                                                  filed September 12, 2003.

   10.14         Employment Term Sheet for Ken Telford                            Incorporated by reference from
                                                                                  amendment no. 1 to the
                                                                                  registration statement on Form
                                                                                  SB-2, SEC File No. 333-106839,
                                                                                  filed September 12, 2003.

   10.15         Employment Term Sheet for Steve Wuschke                          Incorporated by reference from
                                                                                  amendment no. 1 to the
                                                                                  registration statement on Form
                                                                                  SB-2, SEC File No. 333-106839,
                                                                                  filed September 12, 2003.

   10.16         Employment Term Sheet for Stevan Perry                           Incorporated by reference from
                                                                                  amendment no. 2 to the
                                                                                  registration statement on Form
                                                                                  SB-2, SEC File No. 333-106839,
                                                                                  filed November 17, 2003.

   10.17         Loan Agreement among Kenneth G.C. Telford, Inc.,                 Incorporated by reference from
                 Essential Innovations Corp., and Essential Innovations           amendment no. 2 to the
                 Technology Corp. dated September 1, 2003                         registration statement on Form
                                                                                  SB-2, SEC File No. 333-106839,
                                                                                  filed November 17, 2003.

   Exhibit
   Number*                             Title of Document                                       Location
-------------    --------------------------------------------------------------   ------------------------------------
   10.18         Loan Agreement between Jason McDiarmid and Essential             Incorporated by reference from
                 Innovations Technology Corp., dated October 1, 2003              amendment no. 2 to the
                                                                                  registration statement on Form
                                                                                  SB-2, SEC File No. 333-106839,
                                                                                  filed November 17, 2003.

   10.19         Loan Agreement between Jason McDiarmid and Essential             Incorporated by reference from
                 Innovations Technology Corp., dated October 20, 2003             amendment no. 2 to the
                                                                                  registration statement on Form
                                                                                  SB-2, SEC File No. 333-106839,
                                                                                  filed November 17, 2003.

   10.21         Consulting Agreement between Paul Yu and Essential               Incorporated by reference from
                 Innovations Technology Corp. dated October 1, 2003               amendment no. 4 to the
                                                                                  registration statement on Form
                                                                                  SB-2, SEC File No. 333-106839,
                                                                                  filed March 23, 2004.

  Item 14        Code of Ethics
-------------    --------------------------------------------------------------   ------------------------------------
   14.01         Code of Ethics                                                   This filing.

  Item 21.       Subsidiaries of the Registrant
-------------    --------------------------------------------------------------   ------------------------------------
   21.01         Schedule of Subsidiaries                                         Incorporated by reference from the
                                                                                  registration statement on Form
                                                                                  SB-2, SEC File No. 333-106839,
                                                                                  filed July 7, 2003.

  Item 31.       Rule 13a-14(a)/15d-14(a) Certifications
-------------    --------------------------------------------------------------   ------------------------------------
   31.01         Certification of Chief Executive Officer Pursuant to Rule        This filing.
                 13a-14

   31.02         Certification of Chief Financial Officer Pursuant to Rule        This filing.
                 13a-14

  Item 32.       Section 1350 Certifications
-------------    --------------------------------------------------------------   ------------------------------------
   32.01         Certification of Chief Executive Officer Pursuant to 18          This filing.
                 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
                 the Sarbanes-Oxley Act of 2002

   32.02         Certification of Chief Financial Officer Pursuant to 18          This filing.
                 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
                 the Sarbanes-Oxley Act of 2002
---------------

* The number preceding the decimal indicates the applicable SEC reference number in Item 601, and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed with the SEC as exhibits to previous filings, but no longer required.

                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

         The aggregate fees billed by Peterson Sullivan PLLC for professional services rendered for the audit of our annual consolidated financial statements for the fiscal year ended October 31, 2004, and for the reviews of the consolidated financial statements included in our quarterly reports on Form 10-QSB for that fiscal year were $26,592. The aggregate fees billed by Peterson Sullivan PLLC for professional services rendered for the audit of our annual consolidated financial statements for the fiscal year ended October 31, 2003, were $20,000.

Audit Related Fees

         Peterson Sullivan PLLC did not bill us for any professional services that were reasonably related to the performance of the audit or review of financial statements for either the fiscal year ended October 31, 2004, or the fiscal year ended October 31, 2003, that are not included under Audit Fees above.

Tax Fees

         Peterson Sullivan PLLC did not bill us for any professional services rendered for tax compliance, tax advice, and tax planning for the fiscal years ended October 31, 2004, and October 31, 2003.

All Other Fees

         Peterson Sullivan PLLC did not perform any services for us or charge any fees other than the services described above under "Audit Fees" for either the fiscal year ended October 31, 2004, or the fiscal year ended October 31, 2003.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ESSENTIAL INNOVATIONS TECHNOLOGY CORP.


Date: January 31, 2005                 By /s/ Jason McDiarmid
                                          --------------------------------------
                                          Jason McDiarmid
                                          Its Principal Executive Officer


Date: January 31, 2005                 By  /s/ Kenneth G.C. Telford
                                          --------------------------------------
                                          Kenneth G.C. Telford
                                          Its Principal Financial Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: January 31, 2005                     /s/ Jason McDiarmid
                                           -------------------------------------
                                           Jason McDiarmid, Director
                                           Principal Executive Officer

                                            /s/ Kenneth G.C. Telford
                                           -------------------------------------
                                           Kenneth G.C. Telford, Director
                                           (Principal Financial Officer)

                                            /s/ Steve Wuschke
                                           -------------------------------------
                                           Steve Wuschke, Director


                                           -------------------------------------
                                           William Baumgartner, Director


                                           -------------------------------------
                                           Dr. David Rezachek, Director


                                           -------------------------------------
                                           William Yang, Director

                                            /s/ Jeane Manning
                                           -------------------------------------
                                           Jeane Manning, Director

                                            /s/ Peter Bond
                                           -------------------------------------
                                           Peter Bond, Director

                              ESSENTIAL INNOVATIONS
                                TECHNOLOGY CORP.
                          (A Development Stage Company)

                          CONSOLIDATED FINANCIAL REPORT

                            OCTOBER 31, 2004 AND 2003


                                 C O N T E N T S



                                                                        Page


INDEPENDENT AUDITORS' REPORT...............................................F-2

FINANCIAL STATEMENTS

    CONSOLIDATED BALANCE SHEET.............................................F-3
    CONSOLIDATED STATEMENTS OF OPERATIONS..................................F-4
    CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT AND
       COMPREHENSIVE LOSS..........................................F-5 and F-6
    CONSOLIDATED STATEMENTS OF CASH FLOWS..........................F-7 and F-8
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........................F-9 - F-22

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM


To the Board of Directors
Essential Innovations Technology Corp.
Bellingham, Washington


We have audited the accompanying consolidated balance sheet of Essential Innovations Technology Corp. (a development stage company) and Subsidiaries as of October 31, 2004, and the related consolidated statements of operations, stockholders' deficit and comprehensive loss, and cash flows for the years ended October 31, 2004 and 2003, and for the period from February 9, 2001 (date of inception) to October 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Essential Innovations Technology Corp. (a development stage company) and Subsidiaries as of October 31, 2004, and the results of their operations and their cash flows for the years ended October 31, 2004 and 2003, and for the period from February 9, 2001 (date of inception) to October 31, 2004, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not generated revenues or positive cash flow from operations since inception and has an accumulated deficit of $5,295,095 at October 31, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peterson Sullivan PLLC

January 6, 2005
Seattle, Washington

                                     ESSENTIAL INNOVATIONS TECHNOLOGY CORP.
                                          (A Development Stage Company)

                                           CONSOLIDATED BALANCE SHEET
                                                October 31, 2004
                                           (In United States Dollars)

                  ASSETS
Current Assets
      Cash                                                                                         $            87
      Goods and services tax receivable                                                                      8,965
      Inventory                                                                                              2,145
      Prepaid expenses                                                                                      21,380
                                                                                                   ---------------
                  Total current assets                                                                      32,577
Property and Equipment, net                                                                                 39,987
Deposits                                                                                                    13,577
                                                                                                   ---------------
                                                                                                   $        86,141
                                                                                                   ===============
                  LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
      Accounts payable                                                                             $       254,193
      Accrued expenses                                                                                      55,748
      Accrued wages                                                                                        104,880
      Tenant inducements                                                                                    20,433
      Notes payable, related parties                                                                        32,846
      Due to stockholders                                                                                  339,067
                                                                                                   ---------------
                  Total current liabilities                                                                807,167

Stockholders' Deficit
      Preferred stock:
        $0.001 par value, authorized 10,000,000 shares,
          no shares issued and outstanding
      Common stock:
        $0.001 par value, authorized 100,000,000 shares,
          issued and outstanding 12,924,539 shares                                                          12,925
      Common stock issuable, 104,241 shares                                                                    104
      Additional paid-in capital                                                                         4,584,989
      Deficit accumulated during development stage                                                      (5,295,095)
      Accumulated other comprehensive loss                                                                 (23,949)
                                                                                                   ---------------
                  Total stockholders' deficit                                                             (721,026)
                                                                                                   ---------------
                                                                                                   $        86,141
                                                                                                   ===============



                                  See Notes to Consolidated Financial Statements

                                     ESSENTIAL INNOVATIONS TECHNOLOGY CORP.
                                          (A Development Stage Company)

                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                       For the Years Ended October 31, 2004 and 2003, and the Period From
                            February 9, 2001 (Date of Inception) to October 31, 2004
                                           (In United States Dollars)
                                                                                                                 Cumulative
                                                                                                                 During the
                                                                                                                Development
                                                                          2004                 2003                 Stage
                                                                     --------------       --------------       --------------
Revenue                                                              $            -       $            -       $            -

Expenses
       General and administrative                                         1,678,162            1,716,109            3,844,799
       Research and development                                             394,982              166,316              768,074
       Charge for impairment of media credits                                                    440,000              440,000
                                                                     --------------       --------------       --------------
                                                                          2,073,144            2,322,425            5,052,873
Other income (expense)
       Interest expense                                                      (8,681)              (1,112)              (9,793)
       Interest expense, related parties                                     (2,387)             (81,823)            (113,929)
       Interest income                                                           17                   70                  426
                                                                     --------------       --------------       --------------
                                                                            (11,051)             (82,865)            (123,296)
                                                                     --------------       --------------       --------------
Loss from continuing operations                                          (2,084,195)          (2,405,290)          (5,176,169)
Discontinued operation
       Loss from operations of discontinued segment                          (4,816)              (4,847)            (118,926)
                                                                     --------------       --------------       --------------
                   Net loss                                          $   (2,089,011)      $   (2,410,137)      $   (5,295,095)
                                                                     ==============       ==============       ==============

Net loss per share - basic and diluted
       Continuing operations                                         $        (0.18)      $        (0.23)
       Discontinued operations                                                    -                    -
                                                                     --------------       --------------
                   Net loss per share                                $        (0.18)      $        (0.23)
                                                                     ==============       ==============
Weighted average number of shares outstanding                            11,801,123           10,583,026
                                                                     ==============       ==============


                                         See Notes to Consolidated Financial Statements

                                             ESSENTIAL INNOVATIONS TECHNOLOGY CORP.
                                                  (A Development Stage Company)

                             CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE LOSS
                                       For the Years in the Period From February 9, 2001
                                            (Date of Inception) to October 31, 2004
                                                   (In United States Dollars)


                                                                                                                Accumu-
                                                               Common                               Deficit      lated
                     Preferred stock      Common stock     stock issuable               Stock     accumulated    other      Total
                    ----------------  ------------------- ----------------  Additonal  subscrip-    during      compre-     stock-
                    Number of         Number of           Number of          paid-in     tions    development   hensive    holders'
                     Shares   Amount    Shares    Amount   Shares   Amount   capital   receivable    stage        loss     deficit
                     -------  -----   ----------  -------  -------   -----  ----------  -------   -----------   --------  ---------
Balance
 February 9, 2001          -  $   -            -  $     -  $     -   $   -  $        -  $     -  $         -  $      -  $         -
Net loss for
 the period                                                                                         (182,606)              (182,606)
Foreign currency
 translation loss                                                                                               (6,720)      (6,720)
                                                                                                                        -----------
Comprehensive loss                                                                                                         (189,326)
Common stock
 subscribed at
 incorporation for
 cash of $0.001
 per share                             8,095,000    8,095                                                                     8,095
Common stock issued
 for cash of
 $0.25 per share                         928,000      928                      231,072                                      232,000
Stock issue costs                                                               (2,800)                                      (2,800)
Subscription
 receivable                                                                             (29,595)                            (29,595)
                     -------  -----   ----------  -------  -------   -----  ----------  -------  -----------  --------  -----------
Balance
 October 31, 2001                      9,023,000    9,023                      228,272  (29,595)    (182,606)   (6,720)      18,374

Loss for the year                                                                                   (613,341)              (613,341)
Foreign currency
 translation loss                                                                                               (2,119)      (2,119)
                                                                                                                        -----------
Comprehensive loss                                                                                                         (615,460)
Subscriptions received                                                                   29,505                              29,505
Common stock issued
 for cash                                513,600      514                      201,286                                      201,800
Common stock
 issued for services
 received                                  6,400        6                        3,194                                        3,200
Common stock
 subscribed (and
 unissued) for
 services received                                          50,000      50      24,950                                       25,000
Common stock
 subscribed (and
 unissued) for cash                                         10,000      10       4,990                                        5,000
Options and warrants
 issued for
 services received                                                             150,241                                      150,241
Stock issue costs                                                               (4,000)                                      (4,000)
                     -------  -----   ----------  -------  -------   -----  ----------  -------  -----------  --------  -----------
Balance
 October 31, 2002                      9,543,000    9,543   60,000      60     608,933      (90)    (795,947)   (8,839)    (186,340)


                                         See Notes to Consolidated Financial Statements

                                             ESSENTIAL INNOVATIONS TECHNOLOGY CORP.
                                                  (A Development Stage Company)

                             CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE LOSS
                                                           (Continued)
                                   For the Years in the Period From February 9, 2001
                                            (Date of Inception) to October 31, 2004
                                                   (In United States Dollars)


                                                                                                                Accumu-
                                                               Common                               Deficit      lated
                     Preferred stock      Common stock     stock issuable               Stock     accumulated    other      Total
                    ----------------  ------------------- ----------------  Additonal  subscrip-    during      compre-     stock-
                    Number of         Number of           Number of          paid-in     tions    development   hensive    holders'
                     Shares   Amount    Shares    Amount   Shares   Amount   capital   receivable    stage        loss     deficit
                     -------  -----   ----------  -------  -------   -----  ----------  -------   -----------   --------  ---------
Balance
 October 31, 2002                      9,543,000    9,543   60,000      60     608,933      (90)    (795,947)   (8,839)    (186,340)
Loss for the year                                                                                 (2,410,137)            (2,410,137)
Foreign currency
 translation                                                                                                    (5,877)      (5,877)
                                                                                                                        -----------
Comprehensive loss                                                                                                       (2,416,014)
Common stock
 issued for cash                         364,945      365                      250,628                                      250,993
Common stock issued
 for equipment                           223,960      224                      193,496                                      193,720
Common stock
 issued on
 settlement of loans                     370,580      371                      184,919                                      185,290
Common stock
 issued for services
 received                                666,500      666                      475,084                                      475,750
Common stock
 issued for option
 on land                                  10,000       10                        9,990                                       10,000
Common stock
 issued on exercise
 of options                               50,000       50                       12,450                                       12,500
Common stock
 subscribed and
 issued                                   60,000       60  (60,000)    (60)                                                       -
Variable stock
 compensation costs                                                            362,500                                      362,500
Options issued in
 exchange for
 services received                                                             187,618                                      187,618
Options issued for
 financing                                                                      80,163                                       80,163
Preferred shares
 issued for prepaid
 media credits       400,000    400                                            439,600                                      440,000
Common stock issued
 for settlement
 of debt                                  67,000       67                       66,933                                       67,000

Stock issue costs                                                               (1,915)                                      (1,915)
                     -------  -----   ----------  -------  -------   -----  ----------  -------  -----------  --------  -----------
Balance
 October 31, 2003    400,000    400   11,355,985   11,356        -       -   2,870,399      (90)  (3,206,084)  (14,716)    (338,735)

Loss for the year                                                                                 (2,089,011)            (2,089,011)
Foreign currency translation                                                                                    (9,233)      (9,233)
                                                                                                                        -----------
Comprehensive loss                                                                                                       (2,098,244)
Common stock
 issued for services
 received                                691,525      692                      690,836                                      691,528
Common stock issuable
 for option
 on land                                                   100,000     100      99,900                                      100,000
Options issued in
 exchange for
 services received                                                              43,344                                       43,344
Receipt of stock
 subscriptions                                                                               90                                  90
Common stock issuable
 for cash                                                    4,241       4       7,958                                        7,962
Redemption of
 preferred shares   (400,000)  (400)                                            (3,600)                                      (4,000)
Common stock issued
 on settlement
 of debt                                 877,029      877                      876,152                                      877,029
                     -------  -----   ----------  -------  -------   -----  ----------  -------  -----------  --------  -----------
Balance
 October 31, 2004          -  $   -   12,924,539  $12,925  104,241   $ 104  $4,584,989  $     -  $(5,295,095) $(23,949) $  (721,026)
                     =======  =====   ==========  =======  =======   =====  ==========  =======  ===========  ========  ===========



                                         See Notes to Consolidated Financial Statements

                                             ESSENTIAL INNOVATIONS TECHNOLOGY CORP.
                                                  (A Development Stage Company)

                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                               For the Years Ended October 31, 2004 and 2003, and the Period From
                                    February 9, 2001 (Date of Inception) to October 31, 2004
                                                   (In United States Dollars)

                                                                                                                      Cumulative
                                                                                                                       During the
                                                                                                                      Development
                                                                               2004                  2003                Stage
                                                                        ------------------    -----------------    ----------------
Cash Flows From Operating Activities
      Net loss                                                             $   (2,089,011)     $   (2,410,137)      $   (5,295,095)
      Adjustment to reconcile net loss to
         net cash used in operating activities
         Loss on disposal of property and equipment                                 5,754               8,985               14,739
         Loss on lapse of real estate option                                      110,000                                  110,000
         Depreciation of property and equipment                                    20,220              18,009               61,641
         Gain on tenant inducements                                                (1,950)             (3,635)             (16,042)
         Common stock issued for services including related loss                  218,920              75,000              297,120
         Common stock issued to related parties for services                      472,608             400,750              898,358
         Loss related to common stock issued to related parties
           for debt settlement and equipment                                      219,257             302,042              521,299
         Options and warrants issued for services                                   5,846              51,827              129,006
         Options and warrants issued to related parties
           for services                                                            37,498             578,454              694,860
         Charge for impairment of media credits                                                       440,000              440,000
         Foreign exchange effect on cash                                           (9,233)            (13,245)             (31,902)
         Changes in assets and liabilities
             Goods and services tax receivable                                      1,452              (6,094)              (8,965)
             Inventory                                                             10,931                (576)              10,355
             Prepaid expenses and deposits                                        (25,602)             (4,775)             (34,957)
             Accounts payable                                                      66,430             139,585              254,193
             Accrued expenses and wages                                           636,235             103,386              777,295
                                                                           --------------      --------------       --------------
                  Net cash used in operating activities                          (320,645)           (320,424)          (1,178,095)
Cash Flows From Investing Activities
      Purchase of property and equipment                                           (2,634)             (6,432)             (63,175)
      Proceeds from disposal of assets                                             15,749              12,780               28,529
                                                                           --------------      --------------       --------------
                  Net cash provided by (used in) investing activities              13,115               6,348              (34,646)

Cash Flows From Financing Activities
      Issuance of common stock                                                                        249,078              689,083
      Redemption of preferred shares                                               (4,000)                                  (4,000)
      Stock subscriptions received                                                  8,052                                    8,052
      Tenant inducements received                                                                                           16,042
      Advances from shareholders                                                  294,428              28,513              439,597
      Repayments to shareholders                                                                      (21,413)             (29,897)
      Loan proceeds received                                                        6,511              74,501              109,853
      Loan repayments                                                                                 (15,902)             (15,902)
                                                                           --------------      --------------       --------------
                  Net cash provided by financing activities                       304,991             314,777            1,212,828
                                                                           --------------      --------------       --------------
Net change in cash during the period                                               (2,539)                701                   87
Cash at beginning of the period                                                     2,626               1,925                    -
                                                                           --------------      --------------       --------------
Cash at end of the period                                                  $           87      $        2,626       $           87
                                                                           ==============      ==============       ==============


                                         See Notes to Consolidated Financial Statements

                                             ESSENTIAL INNOVATIONS TECHNOLOGY CORP.
                                                (A Development Stage Enterprise)

                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (Continued)
                                     For the Years Ended October 31, 2004 and 2003, and the
                              Period From February 9, 2001 (Date of Inception) to October 31, 2004
                                                   (In United States Dollars)

                                                                                                                      Cumulative
                                                                                                                       During the
                                                                                                                      Development
                                                                               2004                  2003                Stage
                                                                        ------------------    -----------------    ----------------
Supplementary Information:
      Interest paid                                                        $        3,600      $        5,363       $        8,963
      Income taxes paid                                                                 -                   -                    -
      Non-cash transactions:
         Common shares subscribed in exchange for stock
           subscriptions receivable                                                                    25,211
         Preferred shares issued for prepaid media credits                                            440,000              440,000
         Common shares issued for deposit on proposed
           land purchase                                                                               10,000               10,000
         Common shares issued for purchase of inventory                                                12,500               12,500
         Payment on debt and accrued expenses by issuance
           of common shares, net of related loss of $219,257
           in 2004,  $109,645 in 2003, and $328,902 for the
           cumulative period                                                      657,772             159,645              817,417
         Automotive equipment acquired from a related party
           for common shares                                                                           51,323               51,323



                                         See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (In United States Dollars)



Note 1.  Description of Business and Summary of Significant Accounting Policies

Organization

Essential Innovations Technology Corp. (the "Company") was incorporated under the laws of the state of Nevada on April 4, 2001. The Company's subsidiary, Essential Innovations Corporation ("EIC") is engaged in the manufacturing and distribution of both the "EI Elemental Heat Energy System" family of geothermal heat products and technology, and the "EI Water Master Series" line of point-of-entry water treatment and purification systems. Substantially all of the Company's efforts have been directed towards product and distribution chain development primarily in western Canada. Accordingly, for financial reporting purposes, the Company is considered to be a development stage company. Essential Innovations Asia Limited was incorporated as a wholly-owned subsidiary, on April 9, 2002, for the purpose of marketing, under exclusive global rights, except in Canada and the United States, the bio-energetic devices produced by SOTA Instruments. The agreement to distribute SOTA products was terminated in August 2004.

Future Operations

The Company's consolidated financial statements have been prepared using accounting principles generally accepted in the United States applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. To date, the Company has not generated positive cash flow from operations. It is the Company's intention to raise additional equity to finance the further development of its business until positive operating cash flow can be generated from its operations. However, there can be no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company. Such limitations could have a material adverse effect on the Company's business, financial condition or operations and these consolidated financial statements do not include any adjustment that could result. Failure to obtain sufficient additional funding would necessitate the Company reduce or limit its operating activities.

Basis of Consolidation

These consolidated financial statements include the accounts of Essential Innovations Technology Corp. and its wholly-owned subsidiaries, EIC and Essential Innovations Asia Limited ("EIAL"). EIC was incorporated on February 9, 2001, and as noted above, the Company was incorporated on April 4, 2001. At that time, all of the existing shareholders of EIC exchanged their common shares for common shares of the Company. The Company had no assets and liabilities at the time of the exchange. Since the only assets of the combined entity after the exchange were those of the subsidiary prior to the exchange, a change in ownership did not take place. Since this exchange lacked substance, it was not a purchase event and has been accounted for based on existing carrying amounts of the subsidiary's assets and liabilities, consistent with the guidance contained in FASB Technical Bulletin 85-5 Issues Relating to Accounting for Business Combinations. All significant inter-company balances and transactions have been eliminated.

Cash

Cash consists of checking accounts held at financial institutions in the United States, Canada and Hong Kong.

Inventory

Inventory consists of retail products which are stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation, unless the estimated future undiscounted cash flows expected to result from either the use of an asset or its eventual disposition is less than its carrying amount in which case an impairment loss is recognized based on the fair value of the asset.

Depreciation of property and equipment is based on the estimated useful lives of the assets and is computed using straight-line and accelerated methods over lives ranging between three and five years. Repairs and maintenance are charged to expense as incurred. Expenditures for new facilities and expenditures that substantially increase the useful lives of existing assets are capitalized, as well as interest costs associated with major capital projects until ready for their intended use.

Tenant Inducements

Tenant inducements are related to a rent-free period received by the Company upon entering into a lease for its manufacturing and research and development facilities and are capitalized and amortized over the initial term of the related lease.

Research and Development Expenses

Research and development costs are expensed as incurred. Costs incurred to date include personnel and facilities costs, depreciation and amortization of research and development related property and equipment, and licensing fees for technology used in the development effort.

Advertising Expenses

Advertising costs will be expensed as incurred. No advertising expense has been incurred since inception.

Revenue Recognition

Revenues from the sales of bio-energetic medical products were recognized as the sales were made, the price was fixed and determinable, collectibility was probable and no significant Company obligations with regard to the products remained. Future revenues from the sale of geothermal products will be recognized in the same manner.

Discontinued Operations

On August 16, 2004, the Company and SOTA Instruments, Inc. agreed to terminate their International Marketing Agreement. Accordingly, operating results of this segment have been presented as discontinued operations in these consolidated financial statements. During 2004, 2003 and the cumulative period during the development stage, operations from this business segment generated revenues of approximately $750, $0 and $8,544, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent that it is not considered to be more likely than not that a deferred tax asset will be realized, a valuation allowance is provided.

Investment Tax Credits

The Company follows the cost reduction method of accounting for investment tax credits ("ITC") whereby the benefit of assistance is recognized as a reduction in the cost of the related capital asset or expenditure when receipt of the ITC is considered to be reasonably assured. Any adjustments necessary to ITC are recorded in the period the adjustments are known.

Loss Per Share

Basic loss per share is calculated by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. There were no potentially dilutive common shares outstanding during the period February 9, 2001 to October 31, 2004. During 2004, the Company committed to issue 100,000 common shares for an option on a land purchase and received cash for 4,241 of these common shares; all of which are expected to be issued subsequent to year end. For purposes of loss per share computations, all of these shares have been reported as common stock issuable and are included as outstanding as of October 31, 2004.

Comprehensive Loss

SFAS No. 130 establishes standards for reporting comprehensive income (loss) and its components in financial statements. Comprehensive loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. To date, the Company has not had any significant transactions that are required to be reported in other comprehensive loss, except for foreign currency translation adjustments.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the fiscal year. Actual results may differ from those estimates.

Foreign Operations and Currency Translation

The Company translates foreign assets and liabilities of its subsidiaries, other than those denominated in U.S. dollars, at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange throughout the year. Gains or losses from these translations are reported as a separate component of other comprehensive income (loss), until all or a part of the investment in the subsidiaries is sold or liquidated. The translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in "general and administrative expenses" in the statements of operations, which amount was not material for 2004 and 2003.

Effective August 1, 2003, the Company changed its functional currency from the Canadian dollar to the U.S. dollar. The Company continues to use the U.S. dollar as its reporting currency. The reason for the change was because a majority of the Company's transactions are denominated in U.S. dollars. Consistent with SFAS No. 52, Foreign Currency Translation, the change in functional currency will be accounted for prospectively; therefore, there is no effect on the historical consolidated financial statements. The translated amounts for nonmonetary assets at July 31, 2003, became the accounting basis for those assets as of August 1, 2003. EIC continues to use the Canadian dollar as its functional currency. EIAL continues to use the Hong Kong dollar as its functional currency.

Financial Instruments

The Company has the following financial instruments: cash, goods and services tax receivable, accounts payable, accrued expenses and wages, notes payable to related parties and amounts due to stockholders. The carrying value of these financial instruments approximates their fair value due to their liquidity or their short-term nature.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and goods and services tax receivable. Cash is deposited with high credit quality financial institutions. Goods and services tax is receivable from a department of the Government of Canada.

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

The Company accounts for stock-based compensation arrangements with employees in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and related interpretations and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation expense is based on the difference, if any, between fair value of the Company's stock and the exercise price of options issued on the date of grant ("the intrinsic-value method"). Unearned compensation, if any, is amortized over the vesting period of the individual options.

As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net loss if the fair-value method had been applied to all outstanding and unvested awards in each period:

                                                                               2004                     2003
                                                                        ----------------         ----------------
Net loss, as reported                                                   $     (2,089,011)        $     (2,410,137)
Add stock-based employee compensation expense included in
  reported net loss, net of tax                                                   61,403                   71,611
Deduct total stock-based employee compensation expense
  determined under the fair-value method, net of tax                            (169,519)                (506,987)
                                                                        ----------------         ----------------
Pro forma net loss                                                      $     (2,197,127)        $     (2,845,513)
                                                                        ================         ================
Pro forma net loss per share                                            $          (0.19)        $          (0.27)
                                                                        ================         ================

Note 2. Recent Accounting Pronouncements

SFAS No. 151, "Inventory Costs" is effective for fiscal years beginning after June 15, 2005. This statement amends the guidance in APB No. 43, Chapter 4, "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The adoption of SFAS 151 is expected to have no impact on the Company's consolidated financial statements.

SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions" is effective for fiscal years beginning after June 15, 2005. This Statement amends SFAS No. 66, "Accounting for Sales of Real Estate" to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, "Accounting for Real Estate Time-Sharing Transactions". The adoption of SFAS 152 is expected to have no impact on the Company's consolidated financial statements.

SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29" is effective for fiscal years beginning after June 15, 2005. This Statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions" and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS 153 is expected to have no impact on the Company's consolidated financial statements.

In December 2004, the Financial Accounting Standards Board ("FASB") issued statement 123R, Share-Based Payment, that addresses the accounting for share-based payment transactions (for example, stock options and awards of restricted stock) in which an employer receives employee-services in exchange for equity securities of the Company or liabilities that are based on the fair value of the Company's equity securities. This eliminated the use of APB Opinion No. 25, Accounting for Stock Issued to Employees, and will require such transactions be accounted for using a fair-value-based method and recording compensation expense rather than the optional pro forma disclosure of what expense amounts might be.

Note 3. Property and Equipment

Property and equipment consist of the following:

Computer equipment                                      $          5,310
Computer software                                                  1,862
Office furniture and equipment                                    21,399
Automotive                                                         5,672
Leasehold improvements                                            19,379
                                                        ----------------
                                                                  53,622
Less accumulated depreciation                                    (13,635)
                                                        ----------------
                                                        $         39,987
                                                        ================


Note 4. Related Party Transactions and Balances

Notes Payable, Related Parties

During 2003, a director and officer of the Company made an unsecured loan to the Company in the amount of $30,600, due on demand, payable monthly as to interest only at 8%, with the principal to be repaid in full on or before April 1, 2004. In connection with this loan, options were granted which entitle the holder to purchase 50,000 common shares of the Company until 2012: 25,000 at $0.25 per share and 25,000 at $0.50 per share. The fair value of the options of $37,978 was recorded as interest expense during 2003. During 2004, the loan was extended and the Company agreed to pay an additional $6,511 in refinancing costs. The balance outstanding on these notes at October 31, 2004, is $32,846.

Due to Stockholders

Amounts due to stockholders at October 31, 2004, are unsecured, without specific terms of repayment and non-interest bearing with the exception of $30,000, for which interest is 12% of the principal amount, regardless of when repayment was made. During 2004, $3600 in accrued interest was paid. During 2002, warrants were granted which entitle the holder of the $30,000 loan to purchase 50,000 common shares at $0.35 per share. The fair value of the warrants of $11,329 has been included in additional paid-in capital. During 2003, a shareholder settled $72,645 of non-interest bearing loans in exchange for 290,580 fully paid common shares. The common shares were recorded at their estimated fair value of $145,290, calculated by reference to the fair value of the shares at the time of the settlement, and the Company recognized an additional expense of $72,645. During 2004, $7,976 of amounts due to shareholders were settled by the issuing of 10,635 fully paid common shares. The Company recognized an additional expense of $2,659 on these transactions. The balance outstanding under this arrangement was due at October 31, 2004, is $339,067.

Other Related Party Transactions

During 2004:

o The Company incurred consulting fees and related expenses to a company controlled by an officer and director of the Company in the amount of $136,264. During 2004, these consulting fees and related expenses, and $38,000 of additional unpaid amounts owing as of October 31, 2003, were converted into 232,352 common shares of the Company and the Company recognized an expense of $58,088 for the amount the fair value of the stock exceeded the services.

o Certain management and directors of the Company converted $418,427 of accrued wages into 557,903 common shares of the Company and the Company recognized an expense of $139,476 for the amount the fair value of the stock exceeded the wages.

During 2003:

o A note payable with a balance of $32,547 to a family member of a director and officer of the Company was repaid in full by the issuance of 80,000 fully paid common shares and the payment of $12,547 in cash. The shares were recorded at their estimated fair value of $40,000, calculated by reference to the fair value of the shares at the time of the settlement and, as a result, the Company recognized additional expense of $20,000.

o A director and officer of the Company made unsecured loans to the Company totaling $43,300, due on demand after March 31, 2004. A loan for $33,300 has an interest rate of 12% and a $10,000 loan has an interest rate of 9%, interest only is payable monthly. In connection with the $33,300 loan, options were granted which entitle the holder to purchase 50,000 common shares of the Company until 2012: 25,000 at $0.25 per share and 25,000 at $0.50 per share. The fair value of the options of $36,730 was recorded as interest expense during 2003. These loans and accrued interest of $4,248 were repaid in full during 2004 by the issuance of 63,397 fully paid common shares. The Company recognized additional expense of $15,849.

o The Company incurred consulting fees and related expenses to a company controlled by an officer and director of the Company in the amount of $90,454. During 2003, $50,000 of these consulting fees was converted into 67,000 common shares of the Company and the Company recognized an expense of $17,000 for the amount the fair value of the stock exceeded the services.

o Certain management and directors forgave $208,876 of accrued wages and received 278,000 options to acquire common shares of the Company at $0.75 per share.

o The Company paid total commissions of $1,107 to two directors for certain equity they raised.

o A director and officer of the Company lent the Company a total of $4,546 (CDN $6,000) payable monthly as to interest of 9% per annum due on demand after March 31, 2004.

o Interest expense of $7,114 was accrued on short-term loans and advances to related parties.

Note 5.  Share Capital

Preferred Shares

During 2002, the Company increased its authorized capital with the creation of 10,000,000 preferred shares of $0.001 par value. The designation of rights including voting powers, preferences and restrictions shall be determined by the board of directors before the issuance of any shares.

During 2003, the Company entered into an agreement for the acquisition of media credits requiring a deposit which the Company satisfied by issuing 400,000 series A preferred shares. The Company recorded these shares at their estimated fair value of $440,000 or $1.10 per share. These shares were non-voting, noncumulative and were automatically convertible into common shares, on a one-for-one basis, upon the later of 18 months after the date of the agreement, February 14, 2003, or 180 days after the Company's initial public offering yielding a minimum of $10 million. During 2004, these shares were redeemed for total consideration of $4,000 which resulted in a premium of $3,600.

Common Shares

During 2004:

o The Company issued 36,652 common shares for services with a fair value of $36,652. The common shares have been recorded at their estimated fair value of $1.00 per share on the date of the transactions.

o The Company issued 425,000 common shares to certain employees and consultants for services provided. The common shares have been recorded at their estimated fair value of $1.00 per share on the dates the services were provided.

o The Company issued a total of 877,029 common shares to certain management and directors for payment of accrued wages and loans in the amount of $657,772. The common shares have been recorded at their estimated fair value of $1.00 per share on the date of the transaction, and the Company recorded additional compensation of $219,257 resulting from the transactions.

o The Company issued 53,730 common shares to a certain employee to settle an accrual for services provided valued at $53,730. The common shares have been recorded at their estimated fair value of $1.00 per share on the date of the transaction.

o The Company issued 60,001 common shares for payment of certain services received with a fair value of $8,834. The common shares have been recorded at their estimated fair value of $1.00 per share on the date of the transaction and the Company has recorded additional compensation of $51,167.

o The Company issued 116,142 common shares to certain employees for services provided. The common shares have been recorded at their estimated fair value of $1.00 per share on the dates that the services were provided and the Company has recorded compensation of $116,142.

o The Company received cash of $7,962 for a subscription of 4,241 common shares. The shares had not been issued as of October 31, 2004, but are recorded as issuable at that date.

o The Company has recorded an expense of $100,000 for the issuance of 100,000 common shares at their estimated fair value of $1.00 per share related to a deposit on an option to purchase real estate which did not proceed. The shares had not been issued as of October 31, 2004, but are recorded as issuable at that date.

During 2003:

o The Company issued 10,000 common shares for which proceeds had been received prior to October 31, 2002, and 364,945 common shares for total cash proceeds of $250,993 received during 2003, including 25,800 shares at $0.25 per share, 187,000 shares at $0.50 per share, 13,750 shares at $0.64 per share, 134,497 shares at $1.00 per share and 3,898 shares at $2.00 per share. The Company paid stock issue costs of $1,915 of which $1,107 was paid to two officers and directors of the Company.

o The Company acquired automotive equipment from a stockholder, valued at $15,120, in exchange for 60,480 common shares. The common shares were recorded at their estimated fair value of $0.50 per share on the date of the transaction, and the Company recorded a loss of $15,120 on the exchange resulting from an increase in value of the shares between the commitment date and settlement date.

o The Company settled a portion of certain shareholder and other loans totaling $92,645 for 370,580 common shares. The common shares were recorded at their estimated fair value of $0.50 per share on the dates of settlement, and the Company recorded a loss of $92,645 arising from these settlements resulting from an increase in value of the shares between the commitment date and settlement date.

o The Company issued 666,500 common shares to certain employees and consultants for services provided. The common shares were recorded at their estimated fair value on the dates the services were provided being 381,500 at the estimated fair value of $0.50 per share and 285,000 at the estimated fair value of $1.00 per share.

o The Company acquired automotive equipment with a fair value of $12,728 from a stockholder in exchange for 38,680 common shares. The common shares were recorded at their estimated fair value of $1.00 per share on the date of the transaction and the Company recorded a loss of $25,952 on the exchange resulting from an increase in value of the shares between the commitment date and settlement date.

o The Company settled $50,000 payable to a company controlled by a director and officer in exchange for 67,000 common shares. The common shares were recorded at their estimated fair value of $1.00 per share on the date of the transaction and the Company recorded a loss of $17,000 on the debt settlement resulting from an increase in value of the shares between the commitment date and settlement date.

o The Company received automotive equipment and repairs with a fair value of $31,200 from a related party in exchange for 124,800 common shares. The common shares were recorded at their estimated fair value of $1.00 per share on the date of the transaction and the Company recorded a loss of $93,600 on the exchange resulting from an increase in value of the shares between the commitment date and settlement date.

o The Company issued 10,000 common shares for the option to acquire 650 acres in Rifle, Colorado for $2.3 million. The common shares were recorded at their estimated fair value of $1.00 per share.

o The Company issued 50,000 common shares on the exercise of warrants by the holder at the exercise price of $0.25 per share. The Company received inventory with a fair value of $12,500 for these shares.

Stock Purchase Warrants

At October 31, 2004, the Company had outstanding warrants to purchase 100,000 shares of the Company's common stock, at $0.35 per share. The warrants expire in 2007. At October 31, 2004, 100,000 shares of common stock were reserved for that purpose.

Note 6.  Stock-based Compensation

Although the Company does not have a formal stock option plan, during 2004 and 2003, the Company issued stock options to directors, employees, advisors and consultants.

A summary of the Company's stock options is as follows:

                                                                                                 Weighted Average
                                                                        Number of Options         Exercise Price
                                                                       --------------------     --------------------
Outstanding at October 31, 2002                                                2,580,000                 .62
Granted
    Options issued to directors, employees, advisors, and
      consultants                                                              2,131,700                 .91
    Options issued to others                                                     158,300                 .65
                                                                       --------------------

Outstanding at October 31, 2003                                                4,870,000                 .75
    Options issued to directors, employees, advisors, and
      consultants                                                                690,000                1.14
                                                                       --------------------

Outstanding at October 31, 2004                                                5,560,000                 .79
                                                                       ====================

The following table summarizes stock options outstanding at October 31, 2004:
                                                                   Average Remaining                 Number
                                   Number Outstanding at           Contractual Life              Exercisable at
       Exercise Price                October 31, 2004                   (Years)                 October 31, 2004
-----------------------------    --------------------------     ------------------------    -------------------------
         $0.25                              404,750                       3.68                         404,750
           .50                              547,250                       5.20                         547,250
           .75                            1,458,000                       8.46                       1,458,000
          1.00                            2,763,750                       7.73                       2,651,250
          1.25                               50,000                       6.50                          50,000
          1.50                              320,000                       7.00                         207,500
          2.00                               16,250                       6.00                          16,250
                                 --------------------------                                 -------------------------
                                          5,560,000                                                  5,335,000
                                 ==========================                                 =========================

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model. The assumptions used in calculating the fair value of the options granted were risk-free interest rate of 5.0%, a 5-year expected life and a dividend yield of 0.0%.

Note 7. Income Taxes

No provision for income taxes has been made for the period since the Company incurred net losses.

Deferred Tax Assets

As of October 31, 2004, the Company has net operating losses of approximately $2,763,100 available for future deduction from taxable income derived in the United States which begin to expire in the year 2022. In addition, the Company's Canadian subsidiary has non-capital losses of approximately U.S. $1,117,800 available for future deductions from taxable income derived in Canada, which begin to expire in 2008. The Company's Hong Kong subsidiary has non-capital operating losses of approximately U.S. $118,000 which do not expire. The potential benefit of net operating loss carryforwards has not been recognized in the consolidated financial statements since the Company cannot determine that it is more likely than not that such benefit will be utilized in future years. The components of the net deferred tax asset and the amount of the valuation allowance are as follows:

                                                                          2004                   2003
                                                                    ----------------       ----------------
Deferred tax assets
    Net operating loss carryforwards (expiring through 2024)        $      1,385,100       $        800,000
    Research and development credits                                          42,000                 45,500
    Stock compensation expense                                               106,700                214,295
    Capital loss carryforward                                                 37,400
Valuation allowance                                                       (1,571,200)            (1,059,795)
                                                                    ----------------       ----------------
Net deferred tax assets                                             $              -       $              -
                                                                    ================       ================

The difference between the U.S. Statutory Federal tax rate of 34% and the provision for income tax of zero recorded by the Company is primarily attributable to the change in the Company's valuation allowance against its deferred tax assets ($511,405 and $879,795 for 2004 and 2003, respectively) and to a lesser extent to the tax rate differential on losses in foreign countries.

Investment Tax Credits

As of October 31, 2004, the Company's Canadian subsidiary has investment tax credits of U.S. $42,000 which may be carried forward and used to offset the subsidiary's future Canadian income tax liabilities. The benefit of these tax credits has not been recognized in the consolidated financial statements and they will expire in 2012.

Note 8. Commitments

During 2004, an agreement by the Company to acquire certain land in Kentucky lapsed. Under the terms of the agreement, the Company is required to issue 100,000 fully paid common shares at the estimated fair value of $1.00 per share. Accordingly, an expense of $100,000 was recorded in 2004. The shares are expected to be issued subsequent to year end.

The Company has an operating lease for office and warehouse space in Surrey, B.C., Canada. The lease expires June 30, 2007, and there are two options to renew the lease, each for an additional two years. Required payments on this lease total in 2005 - $110,679; 2006 - $112,099; 2007 - $75,368. The Company
also has a month-to-month lease for office space in Bellingham, Washington. For 2004 and 2003, the Company incurred total rent expense of $49,404 and $35,833, respectively.

Note 9. Subsequent Events

Subsequent to October 31, 2004:

o The Company issued 90,373 fully paid common shares to certain employees for services, valued at $86,530, incurred after October 31, 2004.

o The Company issued the 104,241 common shares that were reported as common stock issuable as of October 31, 2004.