Form 10QSB
period 2005-01-31
ESSENTIAL INNOVATIONS TECHNOLOGY CORP
filed 2005-03-17
CIK 1250897

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                 For the Quarterly Period Ended January 31, 2005

                        Commission File Number 333-106839


                     Essential Innovations Technology Corp.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                     Nevada
          -------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

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

                                  360-392-3902
                          ----------------------------
                           (Issuer's telephone number)

                                       n/a
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 11, 2005, the issuer had one class of common stock, with a par value of $0.001 per share, of which 13,119,153 shares were issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                           Page
                          PART I--FINANCIAL INFORMATION

Item 1:  Financial Statements:
           Unaudited Consolidated Balance Sheet as at January 31, 2005.......  3
           Unaudited Consolidated Statements of Operations for the
             Three Months Ended January 31, 2005 and 2004, and the
             Cumulative Period from Inception on February 9, 2001, to
             January 31, 2005................................................  4
           Unaudited Consolidated Statement of Stockholders' Equity and
             Comprehensive Loss for the Three Months Ended January 31, 2005.. 5 Unaudited Consolidated Statement of Cash Flows for the
             Three Months Ended January 31, 2005 and 2004, and the
             Cumulative Period from Inception on February 9, 2001,
             to January 31, 2005.............................................  6
           Notes to Unaudited Interim Consolidated Financial Statements......  8

Item 2:  Management's Discussion and Analysis or Plan of Operation........... 16

Item 3:  Controls and Procedures............................................. 17

                           PART II--OTHER INFORMATION

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds......... 19

Item 6:  Exhibits............................................................ 20

         Signatures.......................................................... 20

                          PART I--FINANCIAL INFORMATION

                          Item 1. Financial Statements

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.
(a Development Stage Enterprise)

Consolidated Balance Sheet
(Expressed in United States dollars)
January 31, 2005
(unaudited)

Assets

Current assets:
              Cash                                                                   $          1,541
              Accounts receivable                                                              24,285
              Inventory                                                                         2,155
              Prepaid contract expenses                                                         9,128
              Prepaid expenses and deposits                                                     4,421
              ----------------------------------------------------------------------------------------
              Total current assets                                                             41,530

Property and equipment, net                                                                    41,543

Deposits                                                                                       13,628
------------------------------------------------------------------------------------------------------

Total assets                                                                         $         96,701
======================================================================================================

Liabilities and Stockholders' Deficiency

Current liabilities:
              Accounts payable                                                       $        342,696
              Accrued expenses                                                                 57,766
              Accrued wages                                                                   244,088
              Deferred revenue                                                                 26,100
              Tenant inducements                                                               23,620
              Notes payable, related parties                                                   32,846
              Due to stockholders                                                             376,419
              ----------------------------------------------------------------------------------------
              Total current liabilities                                                     1,103,535


Stockholders' Deficiency
       Preferred stock:
              $0.001 par value, authorized 10,000,000 shares
              issued and outstanding nil shares                                                     -
       Common stock:
              $0.001 par value, authorized 100,000,000 shares
              issued and outstanding 13,119,153 shares                                         13,119
       Additional paid in capital                                                           4,675,272
       Deficit accumulated during development stage                                        (5,660,474)
       Accumulated other comprehensive loss                                                   (34,751)
------------------------------------------------------------------------------------------------------
              Total stockholders' deficiency                                               (1,006,834)
------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' deficiency                                       $         96,701
======================================================================================================


See accompanying notes to consolidated financial statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.
(a Development Stage Enterprise)

Consolidated Statement of Operations
(Expressed in United States dollars)
For the three months ended January 31, 2005 and 2004
and the cumulative period from inception on February 9, 2001 to January 31, 2005
(unaudited)

                                                                                                  Cumulative
                                                                  Three           Three        from Inception
                                                                  Months          Months        on February 9,
                                                                  Ended           Ended            2001 to
                                                                January 31,     January 31,       January 31,
                                                                   2005            2004              2005
                                                             ---------------  --------------    ---------------
Revenue                                                      $        17,409  $             -   $        17,409
Cost of Revenue                                                        3,024                -             3,024
                                                              --------------------------------------------------

Gross Profit                                                          14,385                -            14,385

Expenses:
         General and administrative                                  374,303          296,822         4,219,102
         Research and development                                          -           83,897           768,074
         Impairment of media credit                                        -                -           440,000
         -------------------------------------------------------------------------------------------------------
                                                                     374,303          380,719         5,427,176

Other income and expense:
         Interest expense                                             (4,923)          (2,002)          (14,716)
         Interest expense, related parties                              (540)            (708)         (114,469)
         Interest income                                                   2                8               428
         -------------------------------------------------------------------------------------------------------
                                                                      (5,461)          (2,702)         (128,757)
----------------------------------------------------------------------------------------------------------------
Loss from continuing operations                                     (365,379)        (383,421)       (5,541,548)

Discontinued operation
         Loss from operations of discontinued segment                      -             (679)         (118,926)
                                                              --------------------------------------------------

Net Loss for the period                                      $      (365,379) $      (382,742)  $    (5,660,474)
================================================================================================================

Loss per share - basic and diluted
         Continuing operations                               $            (0) $            (0)
         Discontinued operations                                           -                -
                                                             ---------------  ---------------
         Net loss per share                                  $            (0) $            (0)
                                                             ===============  ===============

Weighted average number of shares outstanding                     13,059,232       11,377,648
==============================================================================================


See accompanying notes to consolidated financial statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.
(a Development Stage Enterprise)

Consolidated Statement of Stockholders' Equity and Comprehensive Loss
(Expressed in United States dollars)
For the three months ended January 31, 2005
(unaudited)

                                                                                              Deficit     Accumulated
                                                                                            accumulated     other
                                                            Common              Additional    during the    compre-      Total
                                      Common                stock                paid in     development    hensive   stockholders'
                                      stock                issuable              capital        stage        loss        equity
                                   ---------- ----------   ---------  -------  -----------  ------------  ---------    -----------
                                    Number of              Number of
                                     Shares     Amount      Shares     Amount
Balance, October 31, 2004          12,924,539 $   12,925     104,241  $   104  $ 4,584,989  $ (5,295,095) $ (23,949)   $  (721,026)

Loss for the period                         -          -           -        -            -      (365,379)         -       (365,379)

Foreign currency translation                -          -           -        -            -             -    (10,802)       (10,802)
                                                                                                                     --------------
Comprehensive loss                          -          -           -        -            -             -          -       (376,181)

Issuance of common stock issuable     104,241        104    (104,241)    (104)           -             -          -              -

Common stock issued to related
  parties for services received        90,373         90           -        -       90,283             -          -         90,373
                                   ---------- ----------   ---------  -------  -----------  ------------  ---------    -----------
Balance January 31, 2005           13,119,153 $   13,119           -  $     -  $ 4,675,272  $ (5,660,474) $ (34,751)   $(1,006,834)
                                   ========== ==========   =========  =======  ===========  ============  =========    ===========


See accompanying notes to consolidated financial statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.
(a Development Stage Enterprise)

Consolidated Statement of Cash Flows
(Expressed in United States dollars)
For the three months ended January 31, 2005 and 2004
and the cumulative period from inception on February 9, 2001 to January 31, 2005
(unaudited)


                                                                                               Cumulative
                                                                                                  from
                                                                 Three          Three         Inception on
                                                                 Months         Months         February 9,
                                                                 Ended          Ended             2001 to
                                                               January 31,    January 31,       January 31,
                                                                  2005          2004               2005
                                                             -------------  -------------     -------------
Cash provided by (used in):

Operations:
    Loss for the period                                      $    (365,379) $    (382,742)    $  (5,660,474)
    Adjustment to reconcile loss for the period to
    net cash used in operating activities:
        Loss on disposal of property and equipment                       -              -            14,739
        Loss on lapse of real estate option                              -         10,000           110,000
        Depreciation of property and equipment                       3,886          6,448            65,527
        Gain on tenant inducements                                  (2,387)        (1,163)          (18,429)
        Common stock issued for services including related loss          -         10,000           297,120
        Common stock issued to related parties
           for services                                             90,373         76,652           988,731
        Loss related to common stock issued to related parties
           for debt settlement and equipment                             -              -           521,299
        Options and warrants issued for services                         -          5,846           129,006
        Options and warrants issued to related
           parties for services                                          -         25,000           694,860
        Charge for impairment of media credits                           -              -           440,000
        Foreign exchange effect on cash                            (10,802)        (2,147)          (42,704)
        Changes in assets and liabilities
               Accounts receivable                                 (15,320)         8,377           (24,285)
               Inventory                                               (10)           534            10,345
               Prepaid expenses and deposits                         7,848          1,254           (27,109)
               Accounts payable                                     88,503         50,324           342,696
               Accrued expenses and wages                          141,226        127,682           918,521
               Deferred revenue                                     26,100              -            26,100
    --------------------------------------------------------------------------------------------------------
    Net cash used in operating activities                          (35,962)       (63,935)       (1,214,057)
                                                            ------------------------------------------------

Investing:
    Purchase of property and equipment                              (5,510)          (711)          (68,685)
    Proceeds from disposal of assets                                     -              -            28,529
                                                            ------------------------------------------------
    Net cash used in investing activities                           (5,510)          (711)          (40,156)
                                                            ------------------------------------------------

Financing:
    Issuance of common stock                                             -              -           689,083
    Redemption of preferred shares                                       -              -            (4,000)
    Stock subscriptions received                                         -              -             8,052
    Tenant inducements received                                      5,574              -            21,616
    Advances from shareholders                                      37,352         95,111           476,949
    Repayments to shareholders                                           -              -           (29,897)
    Loan proceeds received                                               -              -           109,853
    Loan repayments                                                      -              -           (15,902)
    --------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                       42,926         95,111         1,255,754
                                                            ------------------------------------------------


Increase in cash during the period                                   1,454         30,465             1,541

Cash at beginning of the period                                         87          2,626                 -
                                                            ------------------------------------------------

Cash at end of the period                                    $       1,541  $      33,091     $       1,541
                                                            ================================================


See accompanying notes to consolidated financial statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.
(a Development Stage Enterprise)

Consolidated Statement of Cash Flows (continued)
(Expressed in United States dollars)
For the three months ended January 31, 2005 and 2004
and the cumulative period from inception on February 9, 2001 to January 31, 2005
(unaudited)


Supplementary Information:


                                                                                               Cumulative
                                                                                                  from
                                                                 Three          Three         Inception on
                                                                 Months         Months         February 9,
                                                                 Ended          Ended             2001 to
                                                               January 31,    January 31,       January 31,
                                                                  2005          2004               2005
                                                             -------------  -------------     -------------

Interest paid                                                $           -  $           -     $       5,363
Income taxes paid                                                        -              -                 -
Non-cash transactions:
   Preferred shares issued for prepaid media credits                     -              -           440,000
   Automotive equipment acquired from a related party
       for common shares                                                 -              -            51,323
   Common shares issued for deposit on proposed
       land purchase                                               100,000              -           110,000
   Common shares issued for purchase of inventory                        -              -            12,500
   Payment on debt and accrued expenses by issuance
       of common shares, net of related loss of $328,902                 -              -           817,417


See accompanying notes to consolidated financial statements.

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                           (In United States Dollars)

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization
------------

Essential Innovations Technology Corp. (the "Company") was incorporated under the laws of the state of Nevada on April 4, 2001. The Company's subsidiary, Essential Innovations Corporation ("EIC") is engaged in the manufacturing and distribution of both the "El Elemental Heat Energy System" family of geothermal heat products and technology, and the "El Water Master Series" line of point-of-entry water treatment and purification systems. Substantially all of the Company's efforts have been directed towards product and distribution chain development primarily in western Canada. Accordingly, for financial reporting purposes, the Company is considered to be a development-stage company. Essential Innovations Asia Limited ("EIAL") was incorporated as a wholly-owned subsidiary, on April 9, 2002, for the purpose of marketing, under exclusive global rights, except in Canada and the United States, the bioenergetic devices produced by SOTA Instruments, Inc. The agreement to distribute SOTA products was terminated in August 2004.

Future Operations
-----------------

The Company's unaudited interim consolidated financial statements have been prepared using accounting principles generally accepted in the United States applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. To date, the Company has not generated positive cash flow from operations. It is the Company's intention to raise additional funds to finance the further development of its business until positive operating cash flow can be generated from its operations. However, there can be no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company. Such limitations could have a material adverse effect on the Company's business, financial condition or operations, and these unaudited interim consolidated financial statements do not include any adjustment that could result. Failure to obtain sufficient additional funding would require the Company to reduce or limit its operating activities.

Basis of Preparation
--------------------

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for such interim period. The results reported in these unaudited interim consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended October 31, 2004.

These unaudited interim consolidated financial statements include the accounts of Essential Innovations Technology Corp. and its wholly-owned subsidiaries, Essential Innovations Corporation ("EIC") and Essential Innovations Asia Limited ("EIAL"). EIC was incorporated on February 9, 2001, and as noted above, the Company was incorporated on April 4, 2001. At that time, all of the existing shareholders of EIC exchanged their common shares for common shares of the Company. The Company had no assets and liabilities at the time of the exchange. Since the only assets of the combined entity after the exchange were those of the subsidiary prior to the exchange, a change in ownership did not take place. Since this exchange lacked substance, it was not a purchase event and has been accounted for based on existing carrying amounts of the subsidiary's assets and liabilities, consistent with the guidance contained in Financial Accounting Standard Board Technical Bulletin 85-5, Issues Relating to Accounting for Business Combinations. All significant intercompany balances and transactions have been eliminated.

Cash
----

Cash consists of checking accounts held at financial institutions in the United States, Canada and Hong Kong.

Inventory
---------

Inventory consists of retail products that are stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment
----------------------

Property and equipment are stated at cost less accumulated depreciation, unless the estimated future undiscounted cash flow expected to result from either the use of an asset or its eventual disposition is less than its carrying amount in which case an impairment loss is recognized based on the fair value of the asset.

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

Tenant Inducements
------------------

Tenant inducements are related to a rent-free period received by the Company upon entering into a lease for its manufacturing and research and development facilities and are capitalized and amortized over the initial term of the related lease.

Research and Development Expenses
---------------------------------

Research and development costs are expensed as incurred. Costs incurred to date include personnel and facilities costs, depreciation and amortization of research and development related property, and equipment and licensing fees for technology used in the development effort.

Advertising Expenses
--------------------

Advertising costs will be expensed as incurred. No advertising expense has been incurred since inception.

Revenue Recognition
-------------------

Revenues from the sales of geothermal products are recognized as the sales are made, the price is fixed and determinable, collectibility is probable, and no significant Company obligations with regard to the products remain. Revenues from the sale of bio-energetic products were recognized in the same manner.

Discontinued Operations
-----------------------

On August 16, 2004, the Company and SOTA Instruments, Inc. agreed to terminate their International Marketing Agreement. Accordingly, operating results of this segment have been presented as discontinued operations in these unaudited interim consolidated financial statements. During 2005, 2004, and the cumulative period during the development stage, operations from this business segment generated revenues of approximately $0, $0 and $8,544, respectively.

Income Taxes
------------

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

Investment Tax Credits
----------------------

The Company follows the cost reduction method of accounting for investment tax credits ("ITC") whereby the benefit of assistance is recognized as a reduction in the cost of the related capital asset or expenditure when receipt of the ITC is considered to be reasonably assured. Any adjustments necessary to ITC are recorded in the period the adjustments are known.

Loss Per Share
--------------

Basic loss per share is calculated by dividing the net loss available to common shares by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. There were no potentially dilutive common shares outstanding during the period February 9, 2001, to January 31, 2005.

Comprehensive Loss
------------------

Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, establishes standards for reporting comprehensive income
(loss) and its components in financial statements. Comprehensive loss, as defined, includes all changes in equity (net assets) during a period from nonowner sources. To date, the Company has not had any significant transactions that are required to be reported in other comprehensive loss, except for foreign currency translation adjustments.

Use of Estimates
----------------

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

Foreign Operations and Currency Translation
-------------------------------------------

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

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in "general and administrative expenses" in the statement of operations, which amount was not material for the three months ended January 31, 2005 and 2004.

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

Financial Instruments
---------------------

The Company has the following financial instruments: cash, accounts payable, accrued expenses and wages, notes payable to related parties and amounts due to stockholders. The carrying value of these financial instruments approximates their fair value due to their liquidity or their short-term nature.

Concentration of Credit Risk
----------------------------

Financial instruments that potentially subject the Company to credit risk consist principally of cash and accounts receivable. Cash is deposited with high credit quality financial institutions.

Stock-based Compensation
------------------------

The Company accounts for equity instruments issued to nonemployees in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force ("EITF") 96-18. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

The Company accounts for stock-based compensation arrangements with employees in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and related interpretations and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation expense is based on the difference, if any, between the fair value of the Company's stock and the exercise price of options issued on the date of grant ("the intrinsic-value method"). Unearned compensation, if any, is amortized over the vesting period of the individual options.

As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value method of accounting described above and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net loss if the fair-value method had been applied to all outstanding and unvested awards in each period:

                                                             2005             2004
                                                         --------------   -------------
Net loss, as reported                                      $ (365,379)     $ (382,742)
Add stock-based employee compensation expense included
  in reported net loss, net of tax                             90,373          25,000
Deduct total stock-based employee compensation expense
  determined under the fair-value method, net of tax          (90,373)        (75,623)
                                                         --------------   -------------
Pro forma net loss                                         $ (365,379)     $ (433,365)
                                                         ==============   =============
Pro forma net loss per share                               $   (0.03)      $   (0.04)
                                                         ==============   =============

Note 2. Recent Accounting Pronouncements

SFAS No. 151, Inventory Costs, is effective for fiscal years beginning after June 15, 2005. This statement amends the guidance in APB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The adoption of SFAS 151 is expected to have no impact on the Company's unaudited interim consolidated financial statements.

SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions, is effective for fiscal years beginning after June 15, 2005. This Statement amends SFAS No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in American Institute of Certified Public Accountants Statement of Position 04-2, Accounting for Real Estate Time-Sharing Transactions. The adoption of SFAS No. 152 is expected to have no impact on the Company's unaudited interim consolidated financial statements.

SFAS No. 123(R), Share-Based Payment, replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. The Company is required to apply this statement in the first interim period that begins after December 15, 2005. The impact of adopting SFAS No. 123(R) on the Company's consolidated financial statements is not determinable at this time.

SFAS No. 153, Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29, is effective for fiscal years beginning after June 15, 2005. This Statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair-value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS No. 153 is expected to have no impact on the Company's unaudited interim consolidated financial statements.

Note 3. Property and Equipment

Property and equipment consist of the following:

        Computer equipment                                      $   5,310
        Computer software                                           1,862
        Office furniture and equipment                             21,399
        Automotive                                                  5,672
        Leasehold improvements                                     24,889
                                                              ---------------
                                                                   59,132
        Less accumulated depreciation                             (17,589)
                                                              ---------------
                                                                $  41,543
                                                              ===============


Note 4. Related-Party Transactions and Balances

Notes Payable, Related Parties
------------------------------

During 2003, a director and officer of the Company made an unsecured loan to the Company in the amount of $30,600, due on demand, payable monthly as to interest only at 8%, with the principal to be repaid in full on or before April 1, 2004. In connection with this loan, options were granted that entitle the holder to purchase 50,000 common shares of the Company until 2012: 25,000 at $0.25 per share and 25,000 at $0.50 per share. The fair value of the options of $37,978 was recorded as interest expense during 2003. During 2004, the loan was extended, and the Company agreed to pay an additional $6,511 in refinancing costs. The balance remaining at January 31, 2005, is $32,846.

Due to Stockholders
-------------------

Amounts due to stockholders at January 31, 2005, are unsecured, without specific terms of repayment and non-interest-bearing with the exception of $30,000, for which interest is 12% of the principal amount, regardless of when repayment is made. During 2002, warrants were granted that entitle the holder of the $30,000 loan to purchase 50,000 common shares at $0.35 per share. The fair value of the warrants of $11,329 has been included in additional paid-in capital. During 2003, a stockholder settled $72,645 of non-interest-bearing loans in exchange for 290,580 fully paid common shares. The common shares were recorded at their estimated fair value of $145,290, calculated by reference to the fair value of the shares at the time of the settlement, and the Company recognized an additional expense of $72,645. During 2004, $7,976 of amounts due to stockholders were settled by the issuance of 10,635 fully paid common shares. The Company recognized an additional expense of $2,659 on these transactions. The balance remaining due at January 31, 2005, is $376,419.

Other Related-Party Transactions
--------------------------------

During the three months ended January 31, 2005, the Company incurred consulting fees and related expenses to a company controlled by an officer and director of the Company in the amount of $37,500.

Note 5. Share Capital

Preferred Shares
----------------

During 2002, the Company increased its authorized capital with the creation of 10,000,000 preferred shares of $0.001 par value. The designation of rights including voting powers, preferences and restrictions shall be determined by the board of directors before the issuance of any shares.

During 2003, the Company entered into an agreement for the acquisition of media credits requiring a deposit, which the Company satisfied by issuing 400,000 Series A preferred shares. The Company recorded these shares at their estimated fair value of $440,000 or $1.10 per share. These shares were nonvoting, noncumulative and automatically convertible into common shares, on a one-for-one basis, upon the later of 18 months after the date of the agreement, February 14, 2003, or 180 days after the Company's initial public offering yielding a minimum of $10 million. During 2004, these shares were redeemed for total consideration of $4,000, which resulted in a premium of $3,600.

Common Shares
-------------

During 2005:

         o The Company issued 104,241 common shares, which were issuable at October 31, 2004.

         o The Company issued 90,373 common shares to certain employees and consultants for services provided with a fair value of $86,530. The common shares have been recorded at their estimated fair value of $1.00 per share on the dates the transactions were provided, and the Company has recorded additional compensation of $3,843.

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

         o The Company issued 60,001 common shares for payment of certain services received with a fair value of $8,834. The common shares have been recorded at their estimated fair value of $1.00 per share on the date of the transaction, and the Company has recorded additional compensation of $51,167.

         o The Company issued 116,142 common shares to certain employees for services provided. The common shares have been recorded at their estimated fair value of $1.00 per share on the dates that the services were provided, and the Company has recorded compensation of $116,142.

         o The Company received cash of $7,962 for a subscription of 4,241 common shares. The shares had not been issued as of October 31, 2004, but are recorded as issuable at that date.

         o The Company has recorded an expense of $100,000 for the issuance of 100,000 common shares at their estimated fair value of $1.00 per share related to a deposit on an option to purchase real estate, which did not proceed. The shares had not been issued as of October 31, 2004, but are recorded as issuable at that date.

Stock Purchase Warrants
-----------------------

At January 31, 2005, the Company had outstanding warrants to purchase 100,000 shares of the Company's common stock at $0.35 per share. The warrants expire in 2007. At January 31, 2005, 100,000 shares of common stock were reserved for that purpose.

Note 6. Stock-based Compensation

Although the Company does not have a formal stock option plan, during 2004 and 2003, the Company issued stock options to directors, employees, advisors and consultants.

A summary of the Company's stock options is as follows:

                                                                                                       Weighted
                                                                                 Number of             Average
                                                                                  Options           Exercise Price
                                                                              -----------------    -----------------
Outstanding at October 31, 2003                                                    4,870,000            $ 0.75
Granted
    Options issued to directors, employees, advisors, and consultants                690,000              1.14
                                                                              -----------------

Outstanding at October 31, 2004                                                    5,560,000              0.79
    Options forfeited                                                                (75,000)            (1.25)
                                                                              -----------------

Outstanding at January 31, 2005                                                    5,485,000              0.78
                                                                              =================
The following table summarizes stock options outstanding at January 31, 2005:

                                                                  Average Remaining                 Number
                                  Number Outstanding at           Contractual Life              Exercisable at
       Exercise Price                January 31, 2005                  (Years)                 January 31, 2005
-----------------------------    -------------------------     ------------------------     ------------------------
         $0.25                              404,750                      3.68                          404,750
          0.50                              547,250                      5.20                          547,250
          0.75                            1,458,000                      8.46                        1,458,000
          1.00                            2,726,250                      7.73                        2,688,750
          1.25                               50,000                      6.50                           50,000
          1.50                              282,500                      7.00                          245,000
          2.00                               16,250                      6.00                           16,250
                                 -------------------------                                  ------------------------
                                          5,485,000                                                  5,410,000
                                 =========================                                  ========================

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model. The assumptions used in calculating the fair value of the options granted were risk-free interest rate of 5.0%, a 5-year expected life, and a dividend yield of 0.0%.

        Item 2. Management's Discussion and Analysis or Plan of Operation

         The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements for the three month periods ended January 31, 2005 and 2004, and our annual report on Form 10-KSB, for the fiscal years ended October 31, 2004.

Forward-Looking Information May Prove Inaccurate
------------------------------------------------

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

         The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto.

Introduction
------------

         We believe the most significant feature of our financial condition is that we have commenced sales and installation of the EI Elemental Heat Energy System. We believe that gross revenue will increase in each quarter and we will start to generate positive cash flow from operations, although we cannot provide assurances that this will happen.

Results of Operations
---------------------

         Comparison of the Three Months Ended January 31, 2005, with the Three Months Ended January 31, 2004

         We generated gross revenue of $17,409, with related cost of revenue of $3,024, in the three months ended January 31, 2005, and there were no revenues or cost of revenue for the three months ended January 31, 2004.

         Our operating expenses for the three months ended January 31, 2005, were $374,303, as compared to $380,719 for the comparable period in 2004, a decrease of 2%. This reflects the finalization of many of our products and the commencement of commercialization of the products. There were no research and development charges included in operating expenses for the three months ended January 31, 2005, as compared to $83,897 included in the comparable period in 2004.

         We had ten full-time employees as of January 31, 2005, as compared to eight full-time employees at January 31, 2004.

Liquidity and Capital Resources
-------------------------------

         As of January 31, 2005, our current assets were $41,530, as compared to $32,577 at October 31, 2004. As of January 31, 2005, our current liabilities were $1,103,535, as compared to $807,167 at October 31, 2004. Net cash used in operating activities decreased from $63,935 for the three months ended January 31, 2004, to $35,962 for the three months ended January 31, 2005, mainly due to the significant increase in unpaid trade payables, accrued expenses and wages, and deferred revenue in the first three months of 2005, as compared to the first three months of 2004.

         Net cash spent on investing activities increased to $5,510 for the three months ended January 31, 2005, as compared to $711 during the three months ended January 31, 2004, due to increased investment in property and equipment.

         Net cash of $42,926 provided by financing activities during the three months ended January 31, 2005, consists mainly of advances from stockholders, as compared to net cash of $95,111 during the comparable three months ended January 31, 2004, which was also derived from advances by stockholders.

         Our current balance of cash will not meet our working capital and capital expenditure needs for the whole of the current year. Because we are not currently generating sufficient cash to fund our operations, we will need to rely on external financing to meet future capital and operating requirements. Any projections of future cash needs and cash flows are subject to substantial uncertainty. Our capital requirements depend upon several factors, including the rate of market acceptance, our ability to generate revenues, our level of expenditures for production, marketing and sales, purchases of equipment, and other factors. We can make no assurance that financing will be available in amounts or on terms acceptable to us, if at all. Further, if we issue equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock, and debt financing, if available, may involve restrictive covenants that could restrict our operations or finances. If we cannot raise funds, when needed, on acceptable terms, we may not be able to continue our operations, grow market share, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, all of which could negatively impact our business, operating results, and financial condition.

                         Item 3. Controls and Procedures

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of January 31, 2005, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of January 31, 2005, our disclosure controls and procedures were effective.

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

                           PART II--OTHER INFORMATION

       Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities
--------------------------------

         In January 2005, we issued 100,000 shares of common stock to one unaffiliated investor as consideration for the grant of an option to purchase real property located in Kentucky. These shares were reported as issuable during the fiscal year ended October 31, 2004. No general solicitation was used, no commission or remuneration was paid in connection with the transaction, and no underwriter participated. The purchaser acknowledged in writing that the securities constituted restricted securities, and consented to a restrictive legend on the certificates to be issued.

         In January 2005, we issued 4,241 shares of our common stock for cash of $7,296, or $1.72 per share, to one individual investor. These shares were reported as issuable during the fiscal year ended October 31, 2004. No general solicitation was used, no commission or remuneration was paid in connection with the transaction, and no underwriter participated. The purchaser represented in writing that the securities constituted restricted securities and consented to a restrictive legend on the certificates to be issued. This transaction was effect in reliance on Regulation S.

         In January 2005, we issued an aggregate of 90,373 shares of common stock to four nonexecutive employees for services with a fair value of $86,530, or $0.98 per share. The employees represented in writing that they were not residents of the United States, acknowledged that the securities constituted restricted securities, and consented to a restrictive legend on the certificates to be issued. This transaction was effected in reliance on Regulation S.

No Proceeds to Us
-----------------

         Our registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission on August 6, 2004 (Commission File No. 333-106839). The offering commenced on August 9, 2004; however, we filed a post-effective amendment to the registration statement to terminate our public offering of securities and to de-register the 4,500,000 shares of common stock registered for sale by us declared effective by the Securities and Exchange Commission on March 16, 2005. The public offering now consists of only the 1,628,350 shares offered for sale by the selling stockholders. e We will not receive any proceeds from the offering by the selling stockholders.

                                Item 6. Exhibits

         The following exhibits are filed as a part of this report:

 Exhibit Number*
                                                 Title of Document                                     Location
------------------- -----------------------------------------------------------------------------  -----------------
     Item 31        Rule 13a-14(a)/15d-14(a) Certifications
------------------- -----------------------------------------------------------------------------  -----------------
      31.01         Certification of Principal Executive Officer Pursuant to Rule 13a-14           Attached

      31.02         Certification of Principal Financial Officer Pursuant to Rule 13a-14           Attached

     Item 32        Section 1350 Certifications
------------------- -----------------------------------------------------------------------------  -----------------
      32.01         Certification  Pursuant to 18 U.S.C.  Section 1350,  as Adopted  Pursuant to   Attached
                    Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

      32.02         Certification  Pursuant to 18 U.S.C.  Section 1350,  as Adopted  Pursuant to   Attached
                    Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)
---------------

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

                                          Registrant

                                          ESSENTIAL INNOVATIONS TECHNOLOGY CORP.


Date:  March 16, 2005                     By: /s/  Jason McDiarmid
                                             -------------------------------
                                             Jason McDiarmid, President and
                                             Chief Executive Officer


Date:  March 16, 2005                     By: /s/  Kenneth G.C. Telford
                                             -------------------------------
                                             Kenneth G.C. Telford
                                             Chief Financial Officer