Form 10QSB
period 2005-04-30
ESSENTIAL INNOVATIONS TECHNOLOGY CORP
filed 2005-06-14
CIK 1250897

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Quarterly Period Ended April 30, 2005


                        Commission File Number 000-106839


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

                     114 West Magnolia Street, Suite 400-142
                              Bellingham, WA 98225
                     ---------------------------------------
                    (Address of principal executive offices)

                                  360-392-3902
                           ---------------------------
                           (Issuer's telephone number)

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

                                 [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 7, 2005, the issuer had one class of common stock, with a par value of $0.001 per share, of which 13,555,963 shares were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

                                TABLE OF CONTENTS

                                                                            Page


                          PART I--FINANCIAL INFORMATION

Item 1:  Financial Statements:
             Unaudited Consolidated Balance Sheet as at April 30, 2005 ........3
             Unaudited Consolidated Statements of Operations for the
               Three and Six Months Ended April 30, 2005 and 2004..............4
             Unaudited Consolidated Statement of Stockholders' Equity and
               Comprehensive Loss for the Six Months Ended April 30, 2005......5
             Unaudited Consolidated Statement of Cash Flows for the
               Six Months Ended April 30, 2005 and 2004........................6
             Notes to Consolidated Financial Statements........................7

Item 2:  Management's Discussion and Analysis or Plan of Operation............14

Item 3:  Controls and Procedures..............................................16

                           PART II--OTHER INFORMATION

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds..........17
Item 6:  Exhibits.............................................................17

         Signatures...........................................................18

                          PART I--FINANCIAL INFORMATION

                          Item 1. Financial Statements

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Consolidated Balance Sheet
(Expressed in United States dollars)
April 30, 2005
(unaudited)

Assets

Current assets:
          Cash                                                                         $              58
          Accounts receivable                                                                     11,775
          Inventory                                                                                2,076
          Prepaid contract expenses                                                                5,371
          Prepaid expenses and deposits                                                            5,027
          -----------------------------------------------------------------------------------------------
          Total current assets                                                                    24,307

Property and equipment, net                                                                       57,688

Geo-site rights                                                                                  272,468

Deposits                                                                                          13,366
---------------------------------------------------------------------------------------------------------

Total assets                                                                           $         367,829
=========================================================================================================

Liabilities and Stockholders' Deficiency

Current liabilities:
          Accounts payable                                                             $         408,982
          Accrued expenses                                                                        77,605
          Accrued wages                                                                          375,848
          Deferred revenue                                                                         5,857
          Tenant inducements                                                                      20,406
          Notes payable, related parties                                                          32,846
          Due to stockholders                                                                    407,292
          -----------------------------------------------------------------------------------------------
          Total current liabilities                                                            1,328,836

Stockholders' Deficiency
       Preferred stock:
          $0.001 par value, authorized 10,000,000 shares
          subscribed and unissued nil shares                                                           -
       Common stock:
          $0.001 par value, authorized 100,000,000 shares
          issued and outstanding 13,555,963 shares                                                13,556
       Additional paid-in capital                                                              5,184,113
       Accumulated deficit                                                                    (6,143,462)
       Accumulated other comprehensive loss                                                      (15,214)
---------------------------------------------------------------------------------------------------------
          Total stockholders' deficiency                                                        (961,007)
---------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' deficiency                                         $         367,829
=========================================================================================================

See accompanying notes to consolidated financial statements.

                                       3

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Consolidated Statements of Operations
(Expressed in United States dollars)
For the three and six months ended April 30, 2005 and 2004
(unaudited)

                                                                Three          Three
                                                                months         months       Six months      Six months
                                                             ended April     ended April    ended April     ended April
                                                               30, 2005        30, 2004      30, 2005         30, 2004
Revenue                                                     $     56,123    $          -   $     73,532    $          -

Cost of Sales                                                     47,592               -         50,616               -
                                                           --------------------------------------------------------------

Gross Profit                                                       8,531               -         22,916               -

Expenses:
          General and administrative                             486,541         435,647        860,844         732,136
          Research and development                                     -          86,891              -         170,788
          ---------------------------------------------------------------------------------------------------------------
                                                                 486,541         522,538        860,844         902,924

Other income:
          Interest expense                                        (4,441)           (853)        (9,364)         (2,861)
          Interest expense, related parties                         (540)            (32)        (1,080)           (740)
          Interest income                                              3               5              5              14
          ---------------------------------------------------------------------------------------------------------------
                                                                  (4,978)           (880)       (10,439)         (3,587)
-------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                                 (482,988)       (523,418)      (848,367)       (906,511)

Discontinued operation
          Loss from operations of discontinued segment                 -             (31)             -            (710)

Loss for the period                                         $   (482,988)   $   (523,449)  $   (848,367)   $   (907,221)
=========================================================================================================================

Loss per share - basic and diluted                          $      (0.04)   $      (0.05)  $      (0.06)   $      (0.08)

Weighted average number of shares outstanding                 13,295,000      11,602,474     13,175,162      11,531,676
=========================================================================================================================


See accompanying notes to consolidated financial statements.

                                       4

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Consolidated Statement of Stockholders' Deficiency and Comprehensive Loss
(Expressed in United States dollars)
For the six months ended April 30, 2005
(unaudited)




                                                                                                           Accumulated
                                                                                                               other
                                                                                Additional                    compre-      Total
                                                                  Common         paid in     Accumulated      hensive  stockholders'
                                        Common stock          stock issuable     capital       deficit         loss     deficiency
                                   --------------------    -----------------   -----------   ------------   ---------   ----------
                                     Number of              Number of
                                      Shares     Amount      Shares    Amount
Balance, October 31, 2004           12,924,539  $ 12,925    104,241  $    104   $ 4,584,989   $ (5,295,095)  $ (23,949)  $ (721,026)

Loss for the period                          -         -          -         -             -       (848,367)          -     (848,367)
Foreign currency translation                 -         -          -         -             -              -       8,735        8,735
                                                                                                                          ----------
Comprehensive loss                                                                                                         (839,632)

Issuance of common stock issuable      104,241       104   (104,241)     (104)            -              -           -            -

Common stock issued to related
parties for services received
 three months ended January 31, 2005    90,373        90          -         -        90,283              -           -       90,373
 three months ended April 30, 2005     156,810       157          -         -       156,653              -           -      156,810

Common stock issued for services
 received three months ended
 April 30, 2005                         55,000        55          -         -        54,945              -           -       55,000

Common stock issued for geo-site
 rights three months ended
 April 30, 2005                        225,000       225          -         -       224,775              -           -      225,000

Options issued to related parties
 for services received three
 months ended April 30, 2005                 -         -          -         -        25,000              -           -       25,000

Options issued for geo-site rights
 three months ended April 30, 2005           -         -          -         -        47,468              -           -       47,468
                                    ------------------------------------------------------------------------------------------------

Balance April 30, 2005              13,555,963  $ 13,556          -  $      -   $ 5,184,113   $ (6,143,462)  $ (15,214)  $ (961,007)
                                    ================================================================================================

See accompanying notes to consolidated financial statements.

                                       5

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Consolidated Statements of Cash Flows
(Expressed in United States dollars)
For the six months ended April 30, 2005 and 2004
(unaudited)

                                                                       Six months       Six months
                                                                       ended April     ended April
                                                                         30, 2005        30, 2004
                                                                      ------------     ------------


Cash provided by (used in):
Operations:
     Loss for the period                                              $   (848,367)    $   (907,221)
     Adjustment to reconcile loss for the period to
     net cash used in operating activities:
        Loss on disposal of property and equipment                               -              398
        Loss on lapse of real estate option                                      -           10,000
        Depreciation of property and equipment                               7,398           11,843
        Gain on tenant inducements                                          (4,859)          (1,956)
        Common stock issued for services including related loss             35,000           10,000
        Common stock issued to related parties for services                247,183          169,997
        Loss related to common stock issued to related parties
           for debt settlement and equipment                                     -          509,029
        Common stock issued for debt settlement                                  -           17,668
        Options and warrants issued for services                                 -            5,846
        Options and warrants issued to related parties for services         25,000           37,498
        Foreign exchange effect on cash                                      8,404            5,210
        Changes in assets and liabilities
               Accounts receivable                                          (2,810)             650
               Inventory                                                        69             (914)
               Prepaid expenses                                             11,193              201
               Accounts payable                                            154,789           52,981
               Accrued expenses and wages                                  292,825          (20,500)
              Deferred revenue                                               5,857                -
     -----------------------------------------------------------------------------------------------
     Net cash used in operating activities                                 (68,318)         (99,270)
                                                                   ---------------------------------

Investments:
     Purchase of property and equipment                                     (5,510)          (3,938)
     Proceeds from disposal of assets                                            -            8,360
     -----------------------------------------------------------------------------------------------
     Net cash used in investing activities                                  (5,510)           4,422
                                                                   ---------------------------------

Financing:
     Issuance of common stock                                                    -                -
     Tenant inducements received                                             5,574                -
     Advances from shareholders                                             68,225          142,064
     Repayments to shareholders                                                  -          (43,300)
     Loan proceeds received                                                      -                -
     Loan repayments                                                             -                -
     -----------------------------------------------------------------------------------------------
     Net cash provided by financing activities                              73,799           98,764
                                                                   ---------------------------------

Increase in cash during the period                                             (29)           3,916
Cash at beginning of the period                                                 87            2,626
                                                                   ---------------------------------
Cash at end of the period                                           $           58   $        6,542
                                                                   =================================

See accompanying notes to consolidated financial statements.

                                       6

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                           (In United States Dollars)

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization
------------

Essential Innovations Technology Corp. (the "Company") was incorporated under the laws of the state of Nevada on April 4, 2001. The Company's subsidiary, Essential Innovations Corporation, is engaged in the manufacturing and distribution of both the "EI Elemental Heat Energy System" family of geothermal heat products and technology and the "EI Water Master Series" line of point-of-entry water treatment and purification systems. Up to January 31, 2005, substantially all of the Company's efforts have been directed towards product and distribution chain development primarily in western Canada. Effective as of February 1, 2005, management has determined that the Company has emerged from the development stage.

Future Operations
-----------------

The Company's consolidated financial statements have been prepared using accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. To date, the Company has not generated positive cash flow from operations. It is the Company's intention to raise additional funds to finance the further development of its business until positive operating cash flow can be generated from its operations. However, there can be no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company. Such limitations could have a material adverse effect on the Company's business, financial condition or operations and these consolidated financial statements do not include any adjustment that could result. Failure to obtain sufficient additional funding would require the Company to reduce or limit its operating activities.

Basis of Preparation
--------------------

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for such interim period. The results reported in these interim consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended October 31, 2004.

These unaudited interim consolidated financial statements include the accounts of Essential Innovations Technology Corp. and its wholly-owned subsidiaries, Essential Innovations Corporation, or EIC and Essential Innovations Asia Limited, or EIAL. EIC was incorporated on February 9, 2001, and as noted above, the Company was incorporated on April 4, 2001. At that time, all of the existing shareholders of EIC exchanged their common shares for common shares of the Company. The Company had no assets and liabilities at the time of the exchange.

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

Inventory
---------

Inventory consists of finished products and parts, which are stated at the lower of cost (first-in, first-out method) or market.

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

Research and Development Expenses
---------------------------------

Research and development costs are expensed as incurred. Costs incurred to date include personnel and facilities costs, depreciation and amortization of research and development related property and equipment and licensing fees for technology used in the development effort.

Advertising Expenses
--------------------

Advertising costs will be expensed as incurred. No advertising expense has been incurred since inception.

Revenue Recognition
-------------------

Revenues from the sales of geothermal products are recognized as the sales are made, the price is fixed and determinable, collectibility is probable and no significant Company obligations with regard to the products remain. Revenues from contracts are recognized on a percentage of completion basis measured by percentage of cost incurred to date to estimated total cost for each contract. Because of the inherent uncertainties in estimating cost, it is at least reasonably possible that the estimates used may change in the near term. Revenues from the sale of bioenergetic medical products were recognized in the same manner as sales of geothermal products.

Discontinued Operations
-----------------------

On August 16, 2004, the Company and SOTA Instruments, Inc. agreed to terminate their International Marketing Agreement. Accordingly, operating results of this segment have been presented as discontinued operations in these consolidated financial statements. During 2005 and 2004, operations from this business segment generated no revenues.

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

Investment Tax Credits
----------------------

The Company follows the cost reduction method of accounting for investment tax credits, or ITC, whereby the benefit of assistance is recognized as a reduction in the cost of the related capital asset or expenditure when receipt of the ITC is considered to be reasonably assured. Any adjustments necessary to ITC are recorded in the period the adjustments are known.

Loss per Share
--------------

Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. Potentially dilutive securities are antidilutive during the three- and six-month periods ended April 30, 2005 and 2004.

Comprehensive Loss
------------------

Statement of Financial Accounting Standards, or SFAS, No. 130 establishes standards for reporting comprehensive income (loss) and its components in financial statements. Comprehensive loss, as defined, includes all changes in equity (net assets) during a period from nonowner sources. To date, the Company has not had any significant transactions that are required to be reported in other comprehensive loss, except for foreign currency translation adjustments.

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

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in "general and administrative expenses" in the statement of operations, which amount was not material for the three- and six-month periods ended April 30, 2005 and 2004.

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

Financial Instruments
---------------------

The Company has the following financial instruments: cash, accounts receivable, accounts payable, accrued expenses and wages, notes payable to related parties and amounts due to stockholders. The carrying value of these financial instruments approximates their fair value due to their liquidity or their short-term nature.

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

As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net loss if the fair-value method had been applied to all outstanding and unvested awards in each period:

                                                                   2005             2004
                                                               ------------    -------------
Net loss, as reported                                           $(848,367)       $(907,221)
Add stock-based employee compensation expense included in
    reported net loss, net of tax                                 272,981           37,500
Deduct total stock-based employee compensation expense
    determined under the fair-value method, net of tax           (308,075)        (104,462)
                                                               ------------    -------------

Pro forma net loss                                              $(883,461)       $(974,183)
                                                               ============    =============

Pro forma net loss per share                                    $   (0.07)       $   (0.08)
                                                               ============    =============

Note 2. Property and Equipment

Property and equipment consist of the following:

Computer equipment                                            $  5,310
Computer software                                                1,862
Office furniture and equipment                                  21,399
Automotive                                                       5,672
Leasehold improvements                                          44,815
                                                            ------------
                                                                79,058
Less accumulated depreciation                                  (21,370)
                                                            ------------
                                                              $ 57,688
                                                            ============

Note 3. Geo - Site Rights

The Company acquired the exclusive rights to provide a geo-field Operating Lease and to supply its heating and cooling units to a new residential subdivision in Westbank, British Columbia, for 225,000 common shares of the Company for fair value of $225,000 and 150,000 warrants exercisable, until 2010, for 150,000 common shares of the Company, 75,000 at $0.75 per share and 75,000 at $1.00 per share. The Company has guaranteed that the 225,000 common shares of the Company will have an aggregate fair market value of at least $225,000 one year after issuance, and if the aggregate fair market value is less than $225,000, the Company will issue additional common shares to make the aggregate value $225,000.

Note 4. Related-party Transactions and Balances

Notes Payable, Related Parties
------------------------------

During 2003, a director and officer of the Company made an unsecured loan to the Company in the amount of $30,600, due on demand, payable monthly as to interest only at 8%, with the principal to be repaid in full on or before April 1, 2004.

In connection with this loan, options were granted that entitle the holder to purchase 50,000 common shares of the Company until 2012: 25,000 at $0.25 per share and 25,000 at $0.50 per share. The fair value of the options of $37,978 was recorded as interest expense during 2003. During 2004, the loan was extended and the Company agreed to pay an additional $6,511 in refinancing costs. The balance remaining at April 30, 2005, is $32,846.

Due to Stockholders
-------------------

Amounts due to stockholders at April 30, 2005, are unsecured, without specific terms of repayment and non-interest-bearing with the exception of $30,000, for which interest is 12% of the principal amount, regardless of when repayment is made. During 2002, warrants were granted that entitle the holder of the $30,000 loan to purchase 50,000 common shares at $0.35 per share. The fair value of the warrants of $11,329 has been included in additional paid-in capital. During 2003, a stockholder settled $72,645 of non-interest-bearing loans in exchange for 290,580 fully-paid common shares. The common shares were recorded at their estimated fair value of $145,290, calculated by reference to the fair value of the shares at the time of the settlement, and the Company recognized an additional expense of $72,645. During 2004, $7,976 of amounts due to stockholders were settled by the issuance of 10,635 fully-paid common shares. The Company recognized an additional expense of $2,659 on these transactions. The balance remaining due at April 30, 2005, is $407,292.

Other Related-party Transactions
--------------------------------

During the three and six months ended April 30, 2005, the Company incurred consulting fees and related expenses to a company controlled by an officer and director of the Company in the amounts of $30,000 and $67,500.

Note 5. Share Capital

Preferred Shares
----------------

During 2002, the Company increased its authorized capital with the creation of 10,000,000 preferred shares with a $0.001 par value. The designation of rights including voting powers, preferences and restrictions shall be determined by the board of directors before the issuance of any shares.

Common Shares
-------------

During 2005:

         o The Company issued 104,241 common shares, which were issuable at October 31, 2004.

         o The Company issued 247,183 common shares to certain employees and consultants for services provided with a fair value of $229,138. The common shares have been recorded at their estimated fair value of $1.00 per share on the dates the transactions were provided and the Company has recorded additional compensation of $18,045.

         o The Company issued 55,000 common shares to certain consultants for services provided with a fair value of $55,000.

         o The Company issued 225,000 common shares for the acquisition of exclusive rights to provide a geo - utility to a residential project.

Stock Purchase Warrants
-----------------------

At April 30, 2005, the Company had outstanding warrants, which expire in 2007, to purchase 100,000 shares of the Company's common stock, at $0.35 per share, and warrants, which expire in 2010, to purchase 150,000 shares of the Company's common stock, 75,000 at $0.75 per share and 75,000 at $1.00 per share. At April 30, 2005, 250,000 shares of common stock were reserved for these warrants.

Note 6. Stock-based Compensation

Although the Company does not have a formal stock option plan, during 2005 and 2004, the Company issued stock options to directors, employees, advisors and consultants.

A summary of the Company's stock options is as follows:

                                                                                                 Weighted Average
                                                                        Number of Options         Exercise Price
                                                                       --------------------     --------------------
Outstanding at October 31, 2003                                                4,870,000                0.75
Granted
    Options issued to directors, employees, advisors, and
       consultants                                                               690,000                1.14
                                                                       --------------------
Outstanding at October 31, 2004                                                5,560,000                0.79
    Options forfeited                                                            (75,000)              (1.25)
    Options issued to employees                                                   80,000                0.63
                                                                       --------------------
Outstanding at April 30, 2005                                                  5,565,000                0.77
                                                                       --------------------

The following table summarizes stock options outstanding at April 30, 2005:

                                              Average Remaining       Number
                    Number Outstanding at    Contractual Life    Exercisable at
 Exercise Price        April 30, 2005             (Years)        April 30, 2005
-----------------  -----------------------  ------------------- ----------------
   $0.25                     404,750                3.68               404,750
    0.50                     587,250                5.20               587,250
    0.75                   1,498,000                8.46             1,498,000
    1.00                   2,726,250                7.73             2,688,750
    1.25                      50,000                6.50                50,000
    1.50                     282,500                7.00               245,000
    2.00                      16,250                6.00                16,250
                   -----------------------                      ----------------
                           5,565,000                                 5,490,000
                   =======================                      ================

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model. The assumptions used in calculating the fair value of the options granted were risk-free interest rate of 5.0%, a five-year expected life and a dividend yield of 0.0%.

Note 7. Subsequent Events

Subsequent to April 30, 2005, the Company

         (a) entered into a one-year agreement with a firm to provide services in return for Cdn $10,000 per month and up to one million options, depending upon attainment of milestones, at prices varying between $0.50 per share to $1.50 per share.

         (b) agreed with certain directors, employees and consultants to convert accrued and unpaid salaries and fees totaling $519,804 into 1,137,897 common shares.

         (c) entered into a one-year agreement with two consultants for the provision of certain marketing services in return for 184,000 common shares.


        Item 2. Management's Discussion and Analysis or Plan of Operation

         The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements for the three- and six-month periods ended April 30, 2005 and 2004, and our annual report on Form 10-KSB for the year ended October 31, 2004, as amended, including the financial statements and notes thereto.

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

Introduction
------------

         Management believes the most significant feature of our financial condition is that we have commenced the sales and installation the EI Elemental Heat Energy System. Management believes that gross revenue will increase in each quarter and we will start to generate positive cash flow from operations, although we cannot provide assurances that this will happen.

Results of Operations
---------------------

         Comparison of the Three and Six Months Ended April 30, 2005, with the Three and Six Months Ended April 30, 2004

         We have generated gross revenue of $56,123 and $73,532 with related costs of revenue of $47,592 and $50,616 in the three- and six-month periods ended April 30, 2005, respectively. There were no revenues or cost of revenue for the three and six months ended April 30, 2004.

         Our operating expenses for the three and six months ended April 30, 2005, were $486,541 and $860,844, respectively, as compared to $522,538 and $902,924 for the comparable periods in 2004, a decrease of 7% and 5%, respectively. This reflects the finalization of many of our products and the commencement of commercialization of the products. There were no research and development charges included in operating expenses for the three and six months ended April 30, 2005, as compared to $86,891 and $170,788, respectively, for the three and six months ended April 30, 2004.

         We had ten full-time employees as of April 30, 2005, as compared to eight full-time employees at April 30, 2004.

Liquidity and Capital Resources
-------------------------------

         As of April 30, 2005, our current assets stood at $24,307, as compared to $32,577 at October 31, 2004. As of April 30, 2005, our current liabilities were $1,328,836, as compared to $807,167 at October 31, 2004. Net cash used in operating activities decreased from $99,270 for the six months ended April 30, 2004, to $68,318 for the six months ended April 30, 2005, mainly due to the significant increase in unpaid trade payables, accrued expenses and wages, and deferred revenue in 2005, as compared to the respective period of 2004.

         Net cash spent on investing activities increased to $5,510 for the six months ended April 30, 2005, as compared to net cash received during the six months ended April 30, 2004 of $4,422, due to increased investment in property and equipment.

         Net cash of $73,799 provided by financing activities during the six months ended April 30, 2005, consists of advances from stockholders, as compared to net cash of $98,764 during the comparable six months ended April 30, 2004, which was also derived from advances by stockholders.

         Our current balances of cash will not meet our working capital and capital expenditure needs for the whole of the current year. Because we are not currently generating sufficient cash to fund our operations, we will need to rely on external financing to meet future capital and operating requirements. Any projections of future cash needs and cash flows are subject to substantial uncertainty. Our capital requirements depend upon several factors, including the rate of market acceptance, our ability to get to production and generate revenues, our level of expenditures for production, marketing and sales, purchases of equipment, and other factors. We can make no assurance that financing will be available in amounts or on terms acceptable to us, if at all. Further, if we issue equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock, and debt financing, if available, may involve restrictive covenants that could restrict our operations or finances. If we cannot raise funds, when needed, on acceptable terms, we may not be able to continue our operations, grow market share, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, all of which could negatively impact our business, operating results, and financial condition.

                         Item 3. Controls and Procedures

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of April 30, 2005, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of April 30, 2005, our disclosure controls and procedures were effective.

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

                           PART II--OTHER INFORMATION

       Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities
--------------------------------

         In March 2005, we issued an aggregate of 81,810 common shares to four nonexecutive employees for services received with a fair value of $67,608, or $0.83 per share, and 75,000 common shares to an executive employee for services with a fair value of $75,000, or $1.00 per share. The employees represented that they were not residents of the United States, acknowledged that the securities constituted restricted securities, and consented to a restrictive legend on the certificates to be issued. This transaction was effected in reliance on Regulation S.

         In April 2005, we issued 225,000 common shares for the acquisition of the rights, with a fair value of $225,000, or $1.00 per share, to provide geo-operating lease supply products to a new residential project. The recipient represented that it is not a resident of the United States, acknowledged that the securities constituted restricted securities, and consented to a restrictive legend on the certificate to be issued. This transaction was effected in reliance on Regulation S.

         In April 2005, we issued 55,000 common shares to consultants for services received with a fair value of $55,000, or $1.00 per share. The recipients represented that they were not residents of the United States, acknowledged that the securities constituted restricted securities, and consented to restrictive legends on the certificates to be issued. This transaction was effected in reliance on Regulation S.


                                Item 6. Exhibits

         The following exhibits are filed as a part of this report:


Exhibit Number*
                                   Title of Document                    Location
----------------  ----------------------------------------------------  --------

    Item 31       Rule 13a-14(a)/15d-14(a) Certifications
----------------  ----------------------------------------------------  --------
     31.01        Certification of Principal Executive Officer          Attached
                  Pursuant to Rule 13a-14

     31.02        Certification of Principal Financial Officer          Attached
                  Pursuant to Rule 13a-14

    Item 32       Section 1350 Certifications
----------------  ----------------------------------------------------  --------
     32.01        Certification Pursuant to 18 U.S.C. Section 1350,     Attached
                  as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

     32.02        Certification Pursuant to 18 U.S.C. Section 1350,     Attached
                  as Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002 (Chief Financial Officer)
---------------
* All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Registrant

                                          ESSENTIAL INNOVATIONS TECHNOLOGY CORP.


Date:  June 13, 2005                      By:  /s/ Jason McDiarmid
                                               ---------------------------------
                                               Jason McDiarmid, President and
                                               Chief Executive Officer


Date:  June 13, 2005                      By:  /s/ Kenneth G.C. Telford
                                               ---------------------------------
                                               Kenneth G.C. Telford
                                               Chief Financial Officer