Form 10QSB/A
period 2005-04-30
ESSENTIAL INNOVATIONS TECHNOLOGY CORP
filed 2005-06-23
CIK 1250897

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               AMENDMENT NO. 1 TO
                                  FORM 10-QSB/A



               Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                  For the Quarterly Period Ended April 30, 2005


                        Commission File Number 000-106839


                     Essential Innovations Technology Corp.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

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

                                  360-392-3902
                           --------------------------
                           (Issuer's telephone number)

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

                                ITEM 6. EXHIBITS

         The following exhibits are filed as a part of this report:


Exhibit Number*                  Title of Document                      Location
----------------  ----------------------------------------------------  --------

    Item 10       Material Contracts
----------------  ----------------------------------------------------  --------
     10.22        Agreement to Provide Exclusive Geoexchange Project    Attached
                  Services between Diamondview Developments Ltd.,
                  Essential Innovations Technology Corp., and
                  Essential Innovations Corporation

    Item 31       Rule 13a-14(a)/15d-14(a) Certifications
----------------  ----------------------------------------------------  --------
     31.01        Certification of Principal Executive Officer          Attached
                  Pursuant to Rule 13a-14

     31.02        Certification of Principal Financial Officer          Attached
                  Pursuant to Rule 13a-14
---------------
* All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Registrant

                                          ESSENTIAL INNOVATIONS TECHNOLOGY CORP.


Date:  June 23, 2005                      By:  /s/ Jason McDiarmid
                                             -----------------------------------
                                             Jason McDiarmid, President and
                                             Chief Executive Officer


Date:  June 23, 2005                      By:  /s/ Kenneth G.C. Telford
                                             -----------------------------------
                                             Kenneth G.C. Telford
                                             Chief Financial Officer