Form 10QSB
period 2005-07-31
ESSENTIAL INNOVATIONS TECHNOLOGY CORP
filed 2005-09-14
CIK 1250897

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2005


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

                     142-114 West Magnolia Street, Suite 400
                              Bellingham, WA 98225
                    ----------------------------------------
                    (Address of principal executive offices)

                                  360-392-3902
                           ---------------------------
                           (Issuer's telephone number)

                                       n/a
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 12, 2005, the issuer had one class of common stock, with a par value of $0.001 per share, of which 13,555,963 shares were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]   No [X]

                                TABLE OF CONTENTS

                                                                           Page


                          PART I--FINANCIAL INFORMATION

Item 1:  Financial Statements:
           Unaudited Consolidated Balance Sheet as at July 31, 2005 .........3
           Unaudited Consolidated Statements of Operations for the
             Three and Nine Months Ended July 31, 2005 and 2004,.............4
           Unaudited Consolidated Statement of Stockholders' Deficiency and
             Comprehensive Loss for the Nine Months Ended July 31, 2005......5
           Unaudited Consolidated Statement of Cash Flows for the
             Nine Months Ended July 31, 2005 and 2004,.......................6
           Notes to Consolidated Financial Statements........................8

Item 2:  Management's Discussion and Analysis or Plan of Operation..........15

Item 3:  Controls and Procedures............................................17

                           PART II--OTHER INFORMATION

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds........18

Item 6:  Exhibits...........................................................18

         Signatures.........................................................19

                          PART I--FINANCIAL INFORMATION
                          Item 1. Financial Statements


ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Consolidated Balance Sheet
(Expressed in United States dollars)
July 31, 2005
(unaudited)

Assets

Current assets:
          Cash                                                                         $          85,744
          Accounts receivable                                                                     12,607
          Inventory                                                                               17,504
          Prepaid expenses and deposits                                                            4,195
          -----------------------------------------------------------------------------------------------
          Total current assets                                                                   120,050

Property and equipment, net                                                                       51,064

Geo site rights                                                                                  272,468

Deposits                                                                                          13,671
---------------------------------------------------------------------------------------------------------

Total assets                                                                           $         457,253
=========================================================================================================

Liabilities and Stockholders' Deficiency

Current liabilities:
          Accounts payable                                                             $         477,244
          Accrued expenses                                                                       115,445
          Accrued wages                                                                          523,987
          Tenant inducements                                                                      18,532
          Notes payable, related parties                                                          32,846
          Due to shareholders                                                                    481,162
          -----------------------------------------------------------------------------------------------
          Total current liabilities                                                            1,649,216

Stockholders' Deficiency
       Preferred stock:
          $0.001 par value, authorized 10,000,000 shares
          subscribed and unissued nil shares
       Common stock:
          $0.001 par value, authorized 100,000,000 shares
          issued and outstanding 13,555,963 shares                                                13,556
       Common stock issuable, 309,000 shares                                                         309
       Additional paid in capital                                                              5,353,154
       Accumulated deficit                                                                    (6,528,296)
       Accumulated other comprehensive loss                                                      (30,686)
---------------------------------------------------------------------------------------------------------
          Total stockholders' deficiency                                                      (1,191,963)
---------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' deficiency                                         $         457,253
=========================================================================================================

See accompanying notes to consolidated financial statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Consolidated Statements of Operations
(Expressed in United States dollars)
For the three and nine months ended July 31, 2005 and 2004
(unaudited)


                                                          Three months      Three months     Nine months       Nine months
                                                         ended July 31,    ended July 31,   ended July 31,    ended July 31,
                                                              2005              2004            2005               2004
Revenue                                                 $        38,819   $             -  $       112,351   $             -

Cost of Sales                                                    31,212                 -           81,828                 -
                                                      ------------------------------------------------------------------------

Gross Profit                                                      7,607                 -           30,523                 -

Expenses:
      General and administrative                                396,484           211,754        1,257,328           943,891
      Research and development                                        -           102,634                -           273,422
      -----------------------------------------------------------------------------------------------------------------------
                                                                396,484           314,388        1,257,328         1,217,313

Other income and expense:
      Interest expense                                           (9,092)           (2,274)         (18,456)           (5,031)
      Interest expense, related parties                            (540)             (966)          (1,620)           (1,809)
      Interest income                                                 -                 3                5                17
      -----------------------------------------------------------------------------------------------------------------------
                                                                 (9,632)           (3,237)         (20,071)           (6,823)
-----------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                                (398,509)         (317,625)      (1,246,876)       (1,224,136)

Discontinued operation
      Loss from operations of discontinued segment                    -            (1,889)               -            (2,599)

Net loss for the period                                 $      (398,509)  $      (319,514) $    (1,246,876)  $    (1,226,735)
=============================================================================================================================

Loss per share - basic and diluted
      Continuing operations                             $         (0.03)  $         (0.03) $         (0.09)  $         (0.10)
      Discontinued operations                                         -                 -                -                 -
                                                      ------------------------------------------------------------------------
Net loss per share                                      $         (0.03)  $         (0.03) $         (0.09)  $         (0.10)

Weighted average number of shares outstanding                13,555,963        11,986,495       13,304,590        11,708,162
=============================================================================================================================

See accompanying notes to consolidated financial statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Consolidated Statement of Stockholders' Deficiency and Comprehensive Loss
(Expressed in United States dollars)
For the nine months ended July 31, 2005
(unaudited)
                                                                                                            Accumulated
                                                                                                              other
                                                                                  Additional                  compre-      Total
                                                 Common            Common stock     paid in    Accumulated    hensive  stockholders'
                                                 stock               issuable       capital      deficit       loss     deficiency
                                           -------------------   ---------------- -----------  -----------  ---------- -------------
                                           Number of             Number of
                                            Shares     Amount     Shares   Amount
Balance, October 31, 2004                  12,924,539  $12,925    104,241  $  104  $4,584,989  $(5,295,095)  $(23,949)  $  (721,026)

Loss for the period                                 -        -          -       -           -   (1,233,201)         -    (1,233,201)
Foreign currency translation                        -        -          -       -           -            -     (6,737)       (6,737)
                                                                                                                        -----------
Comprehensive loss                                                                                                       (1,239,938)

Issuance of common stock issuable             104,241      104   (104,241)   (104)          -            -          -             -

Common stock issued to related parties
  for services received
   three months ended January 31, 2005         90,373       90          -       -      90,283            -          -        90,373
   three months ended April 30, 2005          156,810      157          -       -     156,653            -          -       156,810

Common stock issued for services
  received three months ended
  April 30, 2005                               55,000       55          -       -      54,945            -          -        55,000

Common stock issued for geo-site rights
  three months ended April 30, 2005           225,000      225          -       -     224,775            -          -       225,000

Options issued to related parties for
  services received three months ended
  April 30, 2005                                    -        -          -       -      25,000            -          -        25,000

Options issued for geo-site rights three
  months ended April 30, 2005                       -        -          -       -      47,468            -          -        47,468

Options issued for services received
  three months ended July 31, 2005                  -        -          -       -      27,350            -          -        27,350

Common stock issuable for services
  received three months ended
  July 31, 2005                                     -        -    184,000     184      91,816            -          -        92,000

Common stock and warrants issuable for
  cash received three months ended
  July 31, 2005                                     -        -    125,000     125      49,875           -           -        50,000
                                          -----------------------------------------------------------------------------------------
Balance July 31, 2005                      13,555,963  $13,556    309,000  $  309  $5,353,154  $(6,528,296)  $(30,686)  $(1,191,963)
                                          =========================================================================================

See accompanying notes to consolidated financial statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Consolidated Statements of Cash Flows
(Expressed in United States dollars)
For the nine months ended July 31, 2005 and 2004 (unaudited)


                                                                            Nine months ended    Nine months ended
                                                                              July 31, 2005        July 31, 2004
Cash provided by (used in):
Operations:
     Net Loss for the period                                                $      (1,246,876)   $      (1,226,735)
     Adjustment to reconcile net loss for the period to
     net cash used in operating activities:
         Loss on disposal of property and equipment                                         -                  398
         Loss on lapse of real estate option                                                -               10,000
         Depreciation of property and equipment                                        14,638               17,426
         Gain on tenant inducements                                                    (7,259)              (1,950)
         Common stock issued for services including related loss                      127,000              203,900
         Common stock issued to related parties for services                          247,183                    -
         Loss related to common stock issued to related parties
           for debt settlement and equipment                                                -              136,091
         Options and warrants issued for services                                      40,900                5,846
         Options and warrants issued to related parties for services                   25,000               37,498
         Foreign exchange effect on cash                                               (7,033)               2,203
         Changes in assets and liabilities
                Accounts receivable                                                    (3,642)               3,575
                Inventory                                                             (15,359)               7,691
                Prepaid expenses                                                       17,091             (12,925)
                Accounts payable                                                      223,051              127,269
                Accrued expenses and wages                                            478,804              467,067
     ---------------------------------------------------------------------------------------------------------------
     Net cash used in operating activities                                           (106,502)            (222,646)
                                                                          ------------------------------------------

Investments:
     Purchase of property and equipment                                                (5,510)              (3,938)
     Proceeds from disposal of assets                                                       -                8,360
     ---------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                             (5,510)               4,422
                                                                          ------------------------------------------

Financing:
     Subscription for common stock                                                     50,000                8,052
     Redemption of preferred stock                                                          -               (4,000)
     Tenant inducements received                                                        5,574                    -
     Advances from shareholders                                                       142,095              218,341
     Loan proceeds received                                                                 -                6,511
     ---------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                                        197,669              228,904
                                                                          ------------------------------------------

Increase in cash during the period                                                     85,657               10,680

Cash at beginning of the period                                                            87                2,626
                                                                          ------------------------------------------

Cash at end of the period                                                   $          85,744    $          13,306
                                                                          ==========================================

See accompanying notes to consolidated financial statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Consolidated Statement of Cash Flows (continued)
(Expressed in United States dollars)
For the nine months ended July 31, 2005 and 2004
(unaudited)


Supplementary Information:


                                                                            Nine months ended    Nine months ended
                                                                              July 31, 2005        July 31, 2004
     Interest paid                                                          $               -    $               -
     Income taxes paid                                                                      -                    -
     Non-cash transactions:                                                                 -                    -
       Common shares issued for acquisition of geo site
         rights                                                                       225,000                    -
       Fair value of warrants issued for acquisition of
         geo site rights                                                               47,468                    -
       Payment on shareholder debt by issuance of
         common shares                                                                      -              381,771

See accompanying notes to consolidated financial statements.

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                           (In United States Dollars)

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization
------------

Essential Innovations Technology Corp. (the "Company") was incorporated under the laws of the state of Nevada on April 4, 2001. The Company's subsidiary, Essential Innovations Corporation, is engaged in the manufacturing and distribution of the "EI Elemental Heat Energy System" family of geothermal heat products and technology. Up to January 31, 2005, substantially all of the Company's efforts had been directed towards product and distribution chain development primarily in western Canada. Effective as of February 1, 2005, management has determined that the Company has emerged from the development stage.

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

Basis of Preparation
--------------------

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-QSB, and with Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for such interim period. The results reported in these interim consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended October 31, 2004.

These unaudited interim consolidated financial statements include the accounts of Essential Innovations Technology Corp. and its wholly-owned subsidiaries, Essential Innovations Corporation, or EIC, and Essential Innovations Asia Limited, or EIAL. EIC was incorporated on February 9, 2001, and as noted above, the Company was incorporated on April 4, 2001. At that time, all of the existing shareholders of EIC exchanged their common shares for common shares of the Company. The Company had no assets and liabilities at the time of the exchange. Since the only assets of the combined entity after the exchange were those of the subsidiary prior to the exchange, a change in ownership did not take place. Since this exchange lacked substance, it was not a purchase event and has been accounted for based on existing carrying amounts of the subsidiary's assets and liabilities, consistent with the guidance contained in FASB Technical Bulletin 85-5 Issues Relating to Accounting for Business Combinations. All significant inter-company balances and transactions have been eliminated.

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

Revenue Recognition
-------------------

Revenues from the sales of geothermal products are recognized as the sales are made, the price is fixed and determinable, collectibility is probable and no significant Company obligations with regard to the products remain. Revenues from contracts are recognized on a percent of completion basis.

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

Loss per Share
--------------

Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. There is no dilutive effect at July 31, 2005 and 2004, due to the Company's losses. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.


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

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in "general and administrative expenses" in the statement of operations, which amount was not material for the three- and nine-month periods ended July 31, 2005 and 2004.

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

Stock-based Compensation
------------------------

The Company accounts for equity instruments issued to nonemployees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force 96-18. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

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

As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net loss if the fair-value method had been applied to all outstanding and unvested awards in each period:

                                                                              2005                     2004
                                                                       --------------------     --------------------
Net loss, as reported                                                      $(1,233,201)             $(1,226,735)
Add stock-based employee compensation expense included in
    reported net loss, net of tax                                              272,981                   61,403
Deduct total stock-based employee compensation expense
    determined under the fair-value method, net of tax                        (308,075)                (128,365)
                                                                       --------------------     --------------------

Pro forma net loss                                                         $(1,268,295)             $(1,293,697)
                                                                       ====================     ====================

Pro forma net loss per share                                               $     (0.10)             $    (0.11)
                                                                       ====================     ====================

Note 2. Property and Equipment
Property and equipment consist of the following:
Computer equipment                                                        $  5,310
Computer software                                                            1,862
Office furniture and equipment                                              21,399
Leasehold improvements                                                      44,815
                                                                   -------------------

                                                                            73,386
Less accumulated depreciation                                              (22,322)
                                                                   -------------------

                                                                          $ 51,064
                                                                   ===================

Note 3. Geo - Site Rights

The Company acquired the exclusive rights to provide a geo-field operating lease and to supply its heating and cooling units to a new residential subdivision in Westbank, British Columbia, for 225,000 common shares of the Company for fair value of $225,000 and 150,000 warrants, with a fair value of $47,468, exercisable until 2010, for 150,000 common shares of the Company, 75,000 at $0.75 per share and 75,000 at $1.00 per share. The Company has guaranteed that the 225,000 common shares of the Company will have an aggregate fair market value of at least $225,000 one year after issuance, and if the aggregate fair market value is less than $225,000, the Company will issue additional common shares to make the aggregate value $225,000.

Note 4. Related-party Transactions and Balances

Notes Payable, Related Parties
------------------------------

During 2003, a director and officer of the Company made an unsecured loan to the Company in the amount of $30,600, due on demand, payable monthly as to interest only at 8%, with the principal to be repaid in full on or before April 1, 2004. In connection with this loan, options were granted that entitle the holder to purchase 50,000 common shares of the Company until 2012: 25,000 at $0.25 per share and 25,000 at $0.50 per share. The fair value of the options of $37,978 was recorded as interest expense during 2003. During 2004, the loan was extended and the Company agreed to pay an additional $6,511 in refinancing costs. The balance remaining at July 31, 2005, is $32,846.

Due to Stockholders
-------------------

Amounts due to stockholders at July 31, 2005, are unsecured, without specific terms of repayment and non-interest-bearing with the exception of $30,000, for which interest is 12% of the principal amount, regardless of when repayment is made. During 2002, warrants were granted that entitle the holder of the $30,000 loan to purchase 50,000 common shares at $0.35 per share. The fair value of the warrants of $11,329 has been included in additional paid-in capital. During 2003, a stockholder settled $72,645 of non-interest-bearing loans in exchange for 290,580 fully-paid common shares. The common shares were recorded at their estimated fair value of $145,290, calculated by reference to the fair value of the shares at the time of the settlement, and the Company recognized an additional expense of $72,645. During 2004, $7,976 of amounts due to stockholders were settled by the issuance of 10,635 fully-paid common shares. The Company recognized an additional expense of $2,659 on these transactions. The balance remaining due at July 31, 2005, is $481,162. Subsequent to July 31, 2005, the various stockholders agreed to convert the outstanding balances into 1,202,238 common shares.

Other Related-party Transactions
--------------------------------

During the three and nine months ended July 31, 2005, the Company incurred consulting fees and related expenses to a company controlled by an officer and director of the Company in the amounts of $37,500 and $105,000. It was agreed the outstanding amounts will be converted into 236,413 common shares subsequent to July 31, 2005.

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

         o The Company issued 247,183 common shares to certain employees and consultants for services provided with a fair value of $229,138. The common shares have been recorded at their estimated fair value of $1.00 per share on the dates the services were provided, and the Company has recorded additional compensation of $18,045.

         o The Company issued 55,000 common shares to certain consultants for services provided with a fair value of $55,000.

         o The Company issued 225,000 common shares for the acquisition of exclusive rights to provide a geo - utility to a residential project.

         o The Company received a subscription of $50,000 for 125,000 common shares and 125,000 warrants to purchase 125,000 common shares at $0.50 per share exercisable until July 31, 2010.

         o The Company agreed to issue 184,000 common shares to certain consultants for services provided with a fair value of $92,000 being the fair market value of the shares at the time the contracts were entered into. The shares have not been issued as at July 31, 2005.

         o The Company agreed with certain directors, employees and consultants to convert accrued and unpaid salaries and fees totaling $519,804 into 1,137,897 common shares. The shares have not been issued as at July 31, 2005.

Stock Purchase Warrants
-----------------------

At July 31, 2005, the Company had outstanding warrants, which expire in 2007, to purchase 100,000 shares of the Company's common stock, at $0.35 per share; warrants, which expire in 2010, to purchase 150,000 shares of the Company's common stock, 75,000 at $0.75 per share and 75,000 at $1.00 per share, and warrants, which expire in 2010, to purchase 125,000 shares of the Company's common stock at $0.50 per share. At July 31, 2005, 375,000 shares of common stock were reserved for these warrants.

Note 6. Stock-based Compensation

Although the Company does not have a formal stock option plan, during 2004 and 2003, the Company issued stock options to directors, employees, advisors and consultants.

A summary of the Company's stock options is as follows:

                                                                                                 Weighted Average
                                                                        Number of Options         Exercise Price
                                                                       --------------------     --------------------
Outstanding at October 31, 2003                                                4,870,000                0.75
Granted
    Options issued to directors, employees, advisors, and
      consultants                                                                690,000                1.14
                                                                       --------------------

Outstanding at October 31, 2004                                                5,560,000                0.79
    Options forfeited                                                            (75,000)              (1.25)
    Options issued to employees                                                   80,000                0.63
     Options issued to consultants                                               250,000                0.50
                                                                       --------------------
Outstanding at July 31, 2005                                                   5,815,000                0.76
                                                                       ====================

The following table summarizes stock options outstanding at July 31, 2005:
                                                                   Average Remaining                 Number
                                   Number Outstanding at           Contractual Life              Exercisable at
       Exercise Price                  July 31, 2005                    (Years)                  July 31, 2005
-----------------------------    --------------------------     ------------------------    -------------------------
         $0.25                              404,750                       3.68                         404,750
          0.50                              837,250                       5.20                         587,250
          0.75                            1,498,000                       8.46                       1,498,000
          1.00                            2,726,250                       7.73                       2,688,750
          1.25                               50,000                       6.50                          50,000
          1.50                              282,500                       7.00                         245,000
          2.00                               16,250                       6.00                          16,250
                                 --------------------------                                 -------------------------
                                          5,815,000                                                  5,740,000
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

Note 7. Commitment

During the three months ended July 31, 2005, the Company entered into a one-year agreement with a firm to provide services in return for Cdn $10,000 per month and up to one million options, depending upon attainment of milestones, at prices varying between $0.50 per share to $1.50 per share

Note 8. Subsequent Events

Subsequent to July 31, 2005, the Company

         (a) agreed with four executive officers to convert $99,500 in accrued and unpaid remuneration into 248,750 common shares;

         (b) agreed with three employees to convert $71,358 in accrued and unpaid remuneration and bonuses into 178,396 common shares;

         (c) agreed to issue 1,775,000 common shares for services provided under five consulting agreements with a fair value of $710,000;

         (d) agreed with three executive officers to convert $360,093 of loans into 900,234 common shares;

         (e) agreed with an employee to convert a loan of $60,788 into 151,972 common shares;

         (f) agreed with a consultant to convert $12,295 of accrued and unpaid services into 34,946 common shares;

         (g) acquired certain proprietary information and financial models related to the Company's development of a geo-utility business for 75,000 common shares, 150,000 options to purchase 150,000 common shares of the Company at prices varying between $0.75 and $1.00 per share until July 31, 2009, and royalties varying between 0.5% and 2.5% of revenue generated from the geo-utility business;

         (h) agreed with three stockholders to convert $61,963 of loans into 155,574 of common shares; and

         (i) received a subscription for 60,000 common shares at $0.50 per share.


        Item 2. Management's Discussion and Analysis or Plan of Operation

         The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements for the three- and nine-month periods ended July 31, 2005 and 2004, and our annual report on Form 10-KSB for the year ended October 31, 2004, as amended, including the financial statements and notes thereto.

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

Introduction

         Management believes the most significant features of our financial condition are that (i) we are continuing to expand the manufacturing, sales and installation the EI Elemental Heat Energy System; (ii) certain executive officers, employees, consultants and stockholders have agreed to convert accrued and unpaid remuneration and loans, totaling some $1,124,232 as at July 31, 2005, into common shares; and (iii) subsequent to July 31, 2005, we have been able to obtain certain proprietary information and consultant services, valued at $740,000, for 1,850,000 common shares.

Results of Operations

         Comparison of the Three and Nine Months Ended July 31, 2005, with the Three and Nine Months Ended July 31, 2004

         We have generated gross revenue of $38,819 and $112,351 with related costs of revenue of $31,212 and $81,828 in the three- and nine-month periods ended July 31, 2005, respectively. There were no revenues or cost of revenue for the three and nine months ended July 31, 2004.

         Our operating expenses for the three and nine months ended July 31, 2005, were $382,809 and $1,243,653, respectively, as compared to $314,388 and $1,217,313 for the comparable periods in 2004, an increase of 22% and 2%, respectively. This reflects the finalization of many of our products and the commencement of commercialization of the products. There were no research and development charges included in operating expenses for the three and nine months ended July 31, 2005, as compared to $102,634 and $273,422, respectively, for the three and nine months ended July 31, 2004.

         We had ten full-time employees as of July 31, 2005, as compared to eight full-time employees at July 31, 2004.

Liquidity and Capital Resources

         As of July 31, 2005, our current assets stood at $120,050, as compared to $32,577 at October 31, 2004. As of July 31, 2005, our current liabilities were $1,649,216, as compared to $807,167 at October 31, 2004. Net cash used in operating activities increased to $106,502 for the nine months ended July 31, 2005, as compared to $222,646 for the nine months ended July 31, 2004.

         Net cash spent on investing activities increased to $5,510 for the nine months ended July 31, 2005, as compared to net cash received during the nine months ended July 31, 2004, of $4,422, due to no proceeds from disposal of assets in 2005.

         Net cash of $197,669 provided by financing activities during the nine months ended July 31, 2005, consists mainly of advances from stockholders of $142,095 and a subscription for common stock of $50,000, as compared to net cash of $228,904 during the comparable nine months ended July 31, 2004, which was also derived primarily from advances by stockholders.

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


                         Item 3. Controls and Procedures

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of July 31, 2005, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of July 31, 2005, our disclosure controls and procedures were effective.

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

                           PART II--OTHER INFORMATION

       Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

         In July 2005, we agreed to issue 125,000 common shares and 125,000 warrants to purchase 125,000 common shares at $0.50 per share expiring July 31, 2010, for total cash consideration of $50,000 or $0.40 per share. The investor has represented that it is not a resident of the United States, acknowledged that the securities will constitute restricted securities, and consented to restrictive legends on the certificates to be issued. This transaction was effected in reliance on Regulation S.

         In September 2005, we agreed to issue 60,000 common shares and 60,000 warrants to purchase 60,000 common shares at $0.50 per share expiring September 2010 for total cash consideration of $30,000, or $0.50 per share. The investor has represented that it is not a resident of the United States, acknowledged that the securities will constitute restricted securities, and consented to restrictive legends on the certificates to be issued. This transaction was effected in reliance on Regulation S.


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

     32.02        Certification Pursuant to 18 U.S.C. Section 1350,     Attached
                  as Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002 (Chief Financial
                  Officer)
---------------
o All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Registrant

                                          ESSENTIAL INNOVATIONS TECHNOLOGY CORP.


Date:  September 13, 2005                 By: /s/ Jason McDiarmid
                                             ------------------------------
                                             Jason McDiarmid, President and
                                             Chief Executive Officer


Date:  September 13, 2005                 By: /s/ Kenneth G.C. Telford
                                             ------------------------------
                                             Kenneth G.C. Telford
                                             Chief Financial Officer