Form 10KSB
period 2005-10-31
ESSENTIAL INNOVATIONS TECHNOLOGY CORP
filed 2006-02-08
CIK 1250897

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                            ANNUAL REPORT PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2005

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

                                  360-392-3902
                           ---------------------------
                           (Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:  N/A

        Title of each class         Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Exchange Act:

                         Common Stock, Par Value $0.001
                         ------------------------------
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

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

State issuer's revenues for its most recent fiscal year. $227,028

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. $8,618,839

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of February 7, 2006, issuer had 20,592,513 shares of issued and outstanding common stock, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                TABLE OF CONTENTS

 Item                               Description                            Page

        Special Note about Forward-Looking Information....................   1

                                     Part I

Item 1  Description of Business...........................................   2
Item 2  Description of Property...........................................  10
Item 3  Legal Proceedings.................................................  11
Item 4  Submission of Matters to a Vote of Security Holders...............  11

                                     Part II

Item 5  Market for Common Equity, Related Stockholder Matters and
          Small Business Issuer Purchases of Equity Securities............  12
Item 6  Management's Discussion and Analysis or Plan of Operation.........  14
Item 7  Financial Statements..............................................  20
Item 8  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.............................  20
Item 8A Controls and Procedures...........................................  20
Item 8B Other Information.................................................  20

                                    Part III

Item 9  Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act...............  21
Item 10 Executive Compensation............................................  24
Item 11 Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters.................................  26
Item 12 Certain Relationships and Related Transactions....................  28
Item 13 Exhibits..........................................................  33
Item 14 Principal Accountant Fees and Services............................  37
        Signatures........................................................  38

                 SPECIAL NOTE ABOUT FORWARD-LOOKING INFORMATION

This report contains statements about the future, sometimes referred to as "forward-looking" statements. Forward-looking statements are typically identified by the use of the words "believe," "may," "could," "should," "expect," "anticipate," "estimate," "project," "propose," "plan," "intend," and similar words and expressions. Statements that describe our future strategic plans, goals, or objectives are also forward-looking statements. We intend that the forward-looking statements will be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Readers of this document are cautioned that any forward-looking statements, including those regarding us or our management's current beliefs, expectations, anticipations, estimations, projections, proposals, plans, or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties. For a discussion of additional contingencies and uncertainties to which information respecting future events is subject, see Management's Discussion and Analysis or Plan of Operation--Risk Factors herein.

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

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

General

We provide geothermal heat exchange, or geoexchange, solutions for residential, commercial, and industrial applications as both a geoexchange energy service company and as a manufacturer of proprietary geothermal heat pump technology.

At the core of our business, we manufacture and distribute our technologically advanced geoexchange (geothermal heat pump) system, the "EI Elemental Series." Our system takes advantage of our proprietary Artificial Intelligence Controls Diagnostics, or AICD, which we believe gives our equipment the most sophisticated controls package available on the market today. The EI Elemental products are high efficiency, eco-friendly comfort systems providing heating, cooling, dehumidification, and domestic hot water production for residential, commercial, and industrial applications. The EI Elemental family of geoexchange systems ranges in size from 1.5 to 30 ton water-to-air and water-to-water applications. Furthermore, all models are flexible and can be constructed vertically or horizontally to meet space requirements for retrofit or new construction.

We are focusing our efforts on:

         o developing synergistic industry relationships and alliances, particularly with large builders and developers that recognize environmental sensitivity and energy conservation as important features of land planning and infrastructure development;

         o executing product licensing and distribution agreements for our EI Elemental geoexchange system;

         o developing enhancements to the core technology of our EI Elemental geoexchange system that we believe would improve its performance and marketability;

         o expanding operations and increasing manufacturing and human resources;

         o working to secure local area projects to implement our operating lease model;

         o        carrying on with our product sales and marketing campaign; and

         o        working on existing project opportunities and installations.

Operating as an Energy Service Company

We will operate as a geoexchange energy service company, or contractor, utilizing proprietary turnkey geoexchange systems and solutions. In that capacity, we will examine new or existing nonresidential or residential project opportunities and subsequently design, engineer, manufacture, install, and possibly manage innovative geoexchange energy solutions for that specific application. We will provide a "one-stop shop" approach to geoexchange technology application, reducing technological uncertainty and concerns over system design and performance associated with geoexchange systems by incorporating all of the requisite areas of technological expertise required for `best practices' design and implementation in one integrated package. In return, we will be paid for our services, either on a standard up-front purchase contract or, in certain situations, through a lease-to-own arrangement. The lease-to-own arrangement reduces or eliminates customer responsibility for the initial capital cost of the geothermal loop-field as these costs are paid back by the end-user through long term operating lease agreements.

We believe that operating as an energy service company, or ESCO, will help us generate favorable return on investment scenarios for the following reasons:

         o Cost advantages increase as the amortization term increases - the geothermal heat pump system can be amortized over a 15 to 25 year period.

         o Cost savings are relatively constant - once the cost of the loop is paid for, it represents a relatively constant source of energy savings and provides a strong and ongoing profit center. Hence, the amortization payment can be geared to monthly operating cost savings.

         o System design and installation risks are manageable - this is what ESCOs do successfully.

We have secured our first project as an ESCO at the Diamondview property in Westbank, B.C. We will exclusively design, engineer, build, install, and provide ongoing service, maintenance, and operation for a turnkey geoexchange system on the Diamondview project, act as the exclusive owner/operator of the loop or geofield component, and charge the loop component back to the end users on a long-term operating lease.

We have secured our second project as an ESCO at the Wakefield Inn property in Sechelt, B.C. We will be providing services to this project in the same manner as for the Diamondview property above.

We are currently pursuing a number of further ESCO opportunities in British Columbia and Alberta.

Operating Lease Payments

We will charge each residential or commercial user of the infrastructure a monthly access fee for a period of 25 years towards payment of the operating lease. This fee allows the end-user to utilize the "loops" necessary to service heat energy from the earth transferred through fluid (water) into the geothermal heat pump, which then gives heating, cooling, and/or domestic hot water. This in turn guarantees us a 25-year, long-term (the expected life-cycle of the heat pump), positive net cash flow versus the up-front financing cost of the installation of the loops and/or equipment when servicing the bank debt taken out on the installation of the geothermal infrastructure.

EI Elemental Geoexchange System

Heat pump technology has been used for decades to provide heat supply to residential, commercial, and industrial applications. Over the past decade, the industry has begun to embrace the use of geothermal heat pump technology, extracting heat from the earth to provide the necessary energy for a number of applications.

     Core Technology

Our EI Elemental geoexchange system is built around a geothermal heat pump, referred to in the industry as geoexchange technology. A geothermal heat pump is a renewable energy feature of our system that uses the natural heat storage ability of the earth and/or groundwater to heat or cool a building. The earth absorbs and stores heat energy from the sun. To use that stored energy, heat is extracted from the earth through a liquid medium and is pumped to the heat pump or heat exchanger and then utilized to heat the building. In the summer, the process is reversed to cool the structure.

In summer months and in climatic regions of constant heat, our heat energy system transfers excess heat into available groundwater or ground loops containing a liquid heat-transfer medium (groundwater or a propylene glycol solution). During the winter months and in climatic regions of constant cold, the opposite occurs with heat being transferred out of available groundwater or ground loops containing a liquid heat-transfer medium.

Geoexchange technology harnesses the earth's clean, renewable thermal energy stored just below the surface or in large bodies of water for purposes of heating, cooling, domestic hot water, and/or dehumidification. A geoexchange system is used to "exchange" the earth's natural heating and cooling properties between a building and the ground. This noncombustion transfer of energy is the source of performance and environmental superiority, as geoexchange systems need only a small amount of electrical energy to then capture, move, and concentrate a large amount of free energy provided by the earth. Rising energy prices and environmental concerns have pushed geoexchange technology to the forefront.

Our AICD subsystem is used to determine the point at which heat energy stored in the earth or groundwater should be extracted and used and at which point heat energy should be transferred to the earth and/or groundwater. The AICD subsystem also continually collects data and has been designed to be used with a modem or advanced Ethernet connection to gather and collect system information from a remote site. As an example, our AICD subsystem will enable the system to store historical data relating to the length of time it took the system to reach optimum temperature set point. Then for future run times, that information can be used to start the heating or cooling at precisely the right time to achieve the best temperature set point and, when necessary, to adjust for variables such as climate and seasonal conditions.

Our EI Elemental geoexchange system possesses several unique features:

         o EI Elemental systems are specifically designed for particular operating environments. We have developed individual systems to operate very efficiently in different kinds of climates.

         o The EI Elemental system, unlike many of our competitors which started with the refrigerant R22, has its foundation in R410a. R410a is a new, ecologically friendly, extremely efficient refrigerant that is emerging as the industry standard for geothermal heat pump technology.

         o The EI Elemental system incorporates a state of the art proprietary Artificial Intelligence Control Diagnostics subsystem, or AICD, designed to regulate and monitor the system for maximized efficiency. This AICD stores and collects real-time operating data that is processed in pre-programmed control algorithms to provide maximum unit efficiency and indoor comfort control. The AICD system incorporates a liquid crystal diode, or LCD, screen and simple keypad promoting functionality through ease of use. Additionally, the system is upgradeable and allows for interoperability with other integrated home management systems.

An essential part of our EI Elemental geoexchange system is the LCD interface. The LCD screen constantly displays active and stored data, providing the operator with quality service and performance. The keypad is outfitted with simple, easy to understand, colored pads and directional arrows that simplify data collection and storage. Our EI Elemental geoexchange system also includes the ability to communicate to a personal computer that can display and modify graphical information.

This core technology, which represents the final product of our past research and development activities and now ongoing manufacturing activities, is now being produced in our manufacturing facility as a packaged unit for ongoing and future sales, installation, and distribution. To date, we have spent approximately $768,000 on research and development activities in bringing the EI Elemental to the product state now ready for manufacture. Although we have a number of planned enhancements to add to this core technology over time, the EI Elemental geoexchange system is a complete unit using only the core technology, and it is the core technology that we are now selling and installing.

     Planned Enhancements

There are a number of enhancements to the EI Elemental heat energy system that we have in the early stages of development. All of these enhancements will require substantial additional work before we can consider integrating them with the core technology, and we cannot assure that we will ever be able to do so.

         Voice Control

Future development of the AICD subsystem will also be equipped with a voice correspondence component that allows the operator to be told about the state of the system operating characteristics and conditions that occur within the unit and its controls. If no sound is preferred, the system voice can be disabled and remote notification can be provided. The system is designed to provide standard notifications, such as the outside temperature, set point, and inside temperature, as well as troubleshooting notifications, such as noting the changeover from heating to cooling, the existence of a fouled or dirty filter, and other malfunctions. It is expected that this development will be available for integration with the core technology by 2007.

         Phase Change Module Technology

We are working to develop a proprietary phase change module that can store substantial amounts of heat energy at a minimal cost. One or more phase change modules could then be incorporated with the EI Elemental heat energy system. We have completed drawings and a preliminary design, but have not yet finalized the design, constructed an actual prototype of the phase change module, or written the software necessary to integrate it into the system. We intend for the phase change module to be used efficiently for either a heat source or a heat storage system. The benefits of the phase change module would be most evident when addressing periods of peak heating demand and peak cooling demand. The ability to use stored heat energy on demand, without having to recreate it, would reduce heating costs. This proprietary subsystem would reduce costs by storing excess heat that would otherwise be wasted and by reducing the size and cost of other system components. Given the current development status and our projected allocation of resources, we do not anticipate being able to integrate this system enhancement with our commercialized core technology any sooner than late 2009.

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

     Pricing

Our EI Elemental geoexchange system has a retail price ranging between $3,000 and $12,000, depending upon the system sizing and features, with units available between one and ten tons of heating and cooling capacity.

In addition to the cost of the system, there is a significant installation requirement for drilling and ground coil placement of $5,000 to $20,000 for residential applications, dependent upon the drilling and trenching requirement, with commercial and industrial applications being determined on a project-by-project basis, and often costing hundreds of thousands of dollars or more. We anticipate that a typical total price for the system and installation will be between $15,000 and $40,000 for a standard residential installation. Although the cost of geoexchange technology has a higher initial capital cost than more conventional heating and cooling technologies, the user will realize substantially reduced operating costs, with payback periods on that additional upfront cost typically between three to seven years, depending on local electrical power rates.

     Approvals

We submit our EI Elemental geoexchange systems to the Canadian Standards Association ("CSA"), and receive individual unit approval and designation by CSA on all of our equipment that is sold and shipped, with each having a CSA sticker placed on it. During fiscal 2006, we plan to submit each of our models for complete product line approval, although as stated above, we currently receive approval under the CSA "Special Blue Designation," for smaller product runs.

Sales and Distribution Cycle

We have entered into several distribution agreements in the past year.

         o Our Canadian subsidiary has signed an exclusive technology distribution agreement with Enerflo Geothermal Technologies Inc., an Alberta corporation, covering the Provinces of Alberta, Saskatchewan, and Manitoba and the Yukon Territory in Canada. In the first year, Enerflo must purchase a minimum of 150 units for the contract to be renewed. Each year after that requires a 25% increase in the annual purchase minimum from the previous year to renew the agreement.

         o Our Canadian subsidiary has signed an exclusive technology distribution agreement with Global Business Exchange Corporation covering the country of Mexico. In the first year, Global must purchase for a minimum of 200 units for the contract to be renewed. Each year after that requires a 25% increase in the annual purchase minimum from the previous year to renew the agreement.

         o Our Canadian subsidiary has signed an exclusive technology distribution agreement with Jarvas Earth Energy Ltd., a British Columbia corporation, for a territory in the Shuswap Lake region of British Columbia, Canada. The agreement calls for specific target quotas to be met by Jarvas for annual contract renewal.

Over the next 12 months, we plan to continue to manufacture and distribute the EI Elemental geoexchange system in Canada, the United States, and Mexico, while pursing international opportunities available to us in Asia, particularly China and the Philippines, and in Europe in particular, Germany, the United Kingdom, and Italy. Our representative has been invited to attend a business-to-business opportunity in Torino as a precursor to the 2006 Winter Olympics. The event is called Torino House, and it is a showcase of environmental technology businesses from British Columbia, Canada, to meet and create business relationships with Italian and other European Union countries interested in the application or distribution of renewable energy technologies in the European marketplace. We are now selling and installing the EI Elemental geoexchange system on a commercial basis. We are also participating in the Globe Conference in Vancouver, B.C., Canada, in March 2006. Globe is a well-known environmental conference drawing attendance from participants seeking environmental and renewable energy solutions to be applied in countries around the world. We are also represented with a year-round display booth at the Canada Export Center, an organization with connections to well over 150 different consulate offices around the world, with the exclusive purpose of promoting business opportunities for Canadian manufacturers and exporters.

Ongoing Domestic and Overseas Activities

We currently have operations in the United States, Canada, and Hong Kong; exclusive distributors in Canada and Mexico; sales agents in Mexico, China, Hungary, and Alaska; and we are actively seeking further distributors, dealers, and project opportunities throughout North America and international markets like India, Pakistan, and parts of Africa for our proprietary geoexchange systems and solutions.

Other Technology

We have acquired a patent-pending heating technology that uses an electro-acoustic immersion heater (EAIM) design for the rapid heating of water and/or production of steam using an energy movement within the EAIM that is based on specific sonic and acoustical properties. We have acquired the exclusive rights for the utilization, manufacturing, and distribution of the technology when applied towards geothermal heating and cooling and/or any other heating, ventilation, and air conditioning related application throughout the world.

Based on third-party testing, our preliminary analysis and in-house technology demonstration, we believe that this technology can be incorporated into our geoexchange design. We believe this technology has the potential to reduce or even eliminate the need for the loop field for purposes of providing heating when integrated within our current geoexchange equipment. We are continuing to evaluate the potential application of this technology.

We have also acquired aeration technology that we believe has potential application as a wastewater technology or as a mixing apparatus within water treatment systems. Although a provisional patent application was filed for this technology, we have not filed a full patent application and have no plans to do so at this time. Accordingly, we do not now have, and may never acquire, the protection that a patent would provide. As a result, others may develop identical or substantially similar technology and we would be unable to prevent them from bringing it to market. We currently do not have any plans to develop or use the aeration technology we have acquired, although we intend to retain it because we hold it under an agreement that imposes no obligations on us other than the obligation to pay royalties to the person from whom we acquired the technology in the event we are successful in using it commercially.

Competitive Business Conditions

There are a number of companies already active in the areas of heat exchange technology development and distribution that are substantially larger and better funded than we are and that have significantly longer histories in the respective marketplace. Our principal competitors for the commercialization of our EI Elemental geoexchange system will be Econar Energy Systems, Water Furnace International, and Climate Master, as well as others, almost all of which have greater financial, technical, managerial, and marketing resources than we.

We believe competition in marketing heat exchange technology is based principally on the initial price of units as compared with both other heat exchange systems and traditional systems, the period estimated to be required to recoup any higher installation costs from energy savings during operation, the reliability of the system, public familiarity with and acceptance of heat exchange systems, and the reputation of the manufacturer. To help us compete with other manufacturers with greater resources and established distribution channels, we have signed a cooperative production agreement as discussed below.

In our effort to compete, we have initiated discussions with a number of large developers for joint venture or partnership possibilities. In seeking relationships with developers, we emphasize the possible public image benefits from using environmentally friendly technologies, as well as marketing and revenue benefits.

In addition, we recruited Peter Bond, a former principal in both Water Furnace International and Climate Master, Inc., two of our competitors in the industry, to join our board of directors. In September 2004, Mr. Bond accepted the position of Chief Operating Officer and is now actively in charge of the manufacturing of our EI Elemental geoexchange system, heading up our manufacturing facility and operations. Mr. Bond was instrumental in the development of both Water Furnace International and Climate Master, Inc.

Cooperative Production Agreement

We have signed a Cooperative Production Agreement with WFI Industries Ltd. (TSX:
WFI), to produce cutting-edge geothermal heating and air conditioning systems. WFI Industries is a Canadian corporation specializing in the geothermal heating and cooling market.

We are cooperating with WFI Industries to produce industry-leading products and enhance each company's capabilities and services. WFI Industries is an established leader in the geothermal market in North America with fully developed production, engineering, and marketing capabilities. We have a strong sales and marketing model coupled with some different product innovations, particularly with relation to our system's proprietary artificial intelligence controls. The two companies cooperating together should be able to move forward faster and further than either could by itself.

Direct ESCO Competition

There are several companies throughout North America that adopt a "turnkey" or "turnkey ESCO" approach to geoexchange technology. In Canada, the notable organizations are Geotility and Earth Source Energy, which implement a simple turnkey approach, and Global Geothermal Corp. and Earth Energy Utility Corp., which instead implement "turnkey ESCO" models. These companies generally possess the characteristics of geoexchange system installation managers, consultants, or subcontractors for projects. Therefore, they require outsourcing or farming out of integral aspects to complete the geoexchange "turnkey" system. Our strategy is to compete by providing all the requisite components of geoexchange system installation.

In the United States, the primary proponents of the "turnkey" utility approach are power cooperatives such as Delta-Montrose Electric Association (DMEA). All power cooperatives see geoexchange technology as a demand-side management tool for reducing power requirements and, in turn, cost for their members. Here, too, our strategy is to compete by providing a more comprehensive package of products and services than our competitors.

Indirect Competition

Indirect competition in the new residential and nonresidential markets relates to competitive and alternative technologies for space conditioning. Competing technologies, such as high efficiency gas furnaces, will always be an important factor. However, compared to geoexchange technology, in terms of energy efficiency and nonmonetary benefits, this conventional technology is easily outperformed. Therefore, advanced technologies are the most significant competitor, yet these technologies remain in their infancy. Solar cells, for instance, are widely used for equipment operations but not for space conditioning applications. Both technologies indicate minimal competition.

Acquisition Program

In December 2005, we signed a nonbinding letter of intent to acquire 100% ownership in Earth Source Energy Inc., one of the companies described above in direct competition with us as an ESCO. Earth Source Energy Inc. is one of western Canada's largest and most experienced geoexchange installers for both commercial and residential applications with over 400 installations to its credit.

Our potential acquisition of Earth Source Energy has the capability to significantly increase our revenue expectations, while substantially reducing our overall project cost output, by making a truly high-quality installation component a part of our in-house business operations.

In February 2006, we signed a nonbinding letter of intent to acquire 100% ownership in Geotech Drilling Services Ltd., a company with which we already share a strategic industry alliance. Geotech Drilling Services Ltd. is a well established and successful drilling company in Western Canada with 15 drill rigs in full-time operation.

As with Earth Source, our potential acquisition of Geotech Drilling Services has the capability to significantly increase our revenue expectations, while substantially reducing our overall project cost output, as the vertical drilling component of the geoexchange process takes the longest to complete and is the most cost-intensive. Having these capabilities in-house will give us an advantage in terms of cost and scheduling.

Consultants

We maintain a consulting agreement with Paul Yu, a resident of Vancouver, British Columbia. Mr. Yu is the owner of a print shop, and his public relations services for us have consisted of printing our promotional and sales materials. Mr. Yu is also a developer/owner of the Diamondview Estates project in which we are to be the exclusive provider of geothermal services.

We maintain a consulting agreement with Paul Guterres, a resident of Vancouver, British Columbia, to develop sales, marketing, and distribution channels in domestic markets, mainly British Columbia, and in offshore markets, mainly Asia, in particular Hong Kong and China, as well as to set-up and liaise with potential financing and funding sources in Canada, Asia, particularly Hong Kong and China, and elsewhere.

We maintain a consulting agreement with Ecogenics Limited, a Hong Kong company, to develop sales, marketing, manufacturing, and distribution channels in the Asian marketplace, in particular, in Hong Kong, China, Taiwan, Japan, Korea, Thailand, the Philippines, Singapore, and Malaysia.

We maintain a consulting agreement with Pac Trading, a Costa Rica company, to develop sales, marketing and distribution channels in offshore markets, mainly in the Caribbean and South America, in particular the Caribbean Islands of Barbados, Trinidad, and Martinique and the countries of Venezuela, Brazil, and Argentina, along with all other surrounding areas.

We maintain a consulting agreement with Adverb Communications, a British Columbia company, to develop sales, marketing, and distribution channels in British Columbia and in the United States, particularly California and New York,

Employees

We currently have a total staff of 14 employees, ten of whom are full-time employees and four of whom are part-time employees.


                         ITEM 2. DESCRIPTION OF PROPERTY

Our United States office is located in Bellingham, Washington. Our administrative, manufacturing, and distribution facility is currently located in British Columbia, Canada, occupying approximately 18,900 square feet. We have performed significant leasehold improvements to the site. Our current lease expires in 2007 and has two additional two-year renewal options. We believe that these facilities will be more than adequate for our continued manufacturing needs and our future research and development initiatives. We have a sales office in Hong Kong, SAR, China.

We intend to maintain our research, development, and manufacturing in the lower mainland region of British Columbia, Canada, for the foreseeable future because:

         o we believe this particular geographic region of North America is home to other alternative energy companies;

         o we know of no other manufacturer of geoexchange technology in western Canada;

         o we believe there are available, educated, human resources with particular educational and work experience in the alternative energy field;

         o the Canadian government has programs to grant initiatives and joint environmental development projects and that may enable us to expedite our research and development efforts as we move toward commercialization of the EI Elemental geoexchange system with members of the federal and provincial funding agencies;

         o this area has strong business and cultural connections to Asia, particularly the Pacific Rim, which we believe will facilitate dealing with Asian customers, our Asian subsidiary, and our potential Asian strategic associates;

         o travel from Vancouver to numerous destinations in Asia is available on a regular, nonstop basis; and

         o we believe we can continue research and development efforts in Canada more economically than in the United States because of the relative strength of the Canadian dollar.

We are presently looking into the potential to engage in certain offshore manufacturing capabilities, primarily centered in China, in an effort to further decrease our cost of goods.


                            ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and no material legal proceedings have been threatened by us or, the best of our knowledge, against us.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended October 31, 2005.

                                     PART II

          ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock has been quoted and traded on the OTC Bulletin Board under the symbol ESIV since April 15, 2005. The following quotations were obtained fromand reflect interdealer prices, without retail markup, markdown, or commission, and may not represent actual transactions. There have been no reported transactions in our stock for certain of the trading days during the periods reported below. The following table sets forth the high and low bid prices for our common stock on the OTC Bulletin Board for the periods indicated:

                                                                Low     High
                                                             -------- ---------
        Fiscal Year Ended October 31, 2006:
          Quarter ending April 30, 2006 (through
            February 7, 2006)                                  $ 0.37  $ 0.43
          Quarter ended January 31, 2006.....................    0.23    0.85

        Fiscal Year Ended October 31, 2005:
          Quarter ended October 31, 2005.....................    0.30    1.07
          Quarter ended July 31, 2005 (since opening of the
            trading of the shares at April 15, 2005).........    0.29    0.51

Our common stock also has recently been approved for trading on the Frankfurt Stock Exchange under the symbol "E6S."

As of February 7, 2006, the closing price of our common stock on the OTC Bulletin Board was $0.39 per share.

As of February 7, 2006, we believe there were approximately 350 holders of our common stock.

Penny Stock Regulations

Our stock is presently regulated as a penny stock and broker-dealers will be subject to such regulations that impose additional requirements on us and on broker-dealers that want to publish quotations or make a market in our common stock.

Dividend Policy

We have never paid cash dividends on our common stock and do not anticipate that we will pay any cash dividends in the foreseeable future. We intend to reinvest any future earnings to further expand our business.

Recent Sales of Unregistered Securities

Between September and November 2005, we issued an aggregate of 210,000 shares of our common stock to two investors for a sales price of $105,000, or $0.50 per share. As an inducement to purchase these shares of common stock, the investors received one warrant to purchase one share of common stock with an exercise price of $0.50 for each share of common stock purchased. No general solicitation was used and the recipients of the common stock represented in writing that they were not residents of the United States, acknowledged in writing that the securities constituted restricted securities, and consented to a restrictive legend on the certificates to be issued. These transactions were made in reliance on Regulation S.

In December 2005, we issued 292,500 shares of our common stock to two investors for a total of $117,000, or $0.40 per share. As an inducement to purchase these shares of common stock, the investors received one warrant to purchase one share of common stock with an exercise price of $0.40 for each share of common stock purchased. No general solicitation was used and the recipients of the common stock represented in writing that they were not residents of the United States, acknowledged in writing that the securities constituted restricted securities, and consented to a restrictive legend on the certificates to be issued. These transactions were made in reliance on Regulation S.

In September 2005, we issued 205,000 shares of our common stock to one consultant for consulting services valued at $102,500, or $0.50 per share. No general solicitation was used and the recipient of the common stock represented in writing that he was not a resident of the United States, acknowledged in writing that the securities constituted restricted securities, and consented to a restrictive legend on the certificates to be issued. This transaction was made in reliance on Regulation S.

In October 2005, we issued 79,286 shares of our common stock to one consultant for printing services valued at $19,821.50, or $0.25 per share. No general solicitation was used and the recipient of the common stock represented in writing that he was not a resident of the United States, acknowledged in writing that the securities constituted restricted securities, and consented to a restrictive legend on the certificates to be issued. This transaction was made in reliance on Regulation S.

In October 2005, we issued 23,903 shares of our common stock to three employees for accrued wages in the amount of $11,951.50, or $0.50 per share. No general solicitation was used and the recipients of the common stock represented in writing that they were not residents of the United States, acknowledged in writing that the securities constituted restricted securities, and consented to a restrictive legend on the certificates to be issued. These transactions were made in reliance on Regulation S.

In November 2005, we issued an aggregate of 398,000 shares of our common stock to four executive officers and directors as payment for accrued but unpaid wages in the amount of $199,000, or $0.50 per share, and an aggregate of 146,090 shares to four employees as payment of accrued but unpaid wages in the amount of $73,045, or $0.50 per share. No general solicitation was used and the recipients of the common stock represented in writing that they were not residents of the United States, acknowledged in writing that the securities constituted restricted securities, and consented to a restrictive legend on the certificates to be issued. These transactions were made in reliance on Regulation S.

In January 2006, we issued 15,000 shares of our common stock to one investor for $5,250, or $0.35 per share. As an inducement to purchase these shares of common stock, the investors received one warrant to purchase one share of common stock with an exercise price of $0.35 for each share of common stock purchased. No general solicitation was used and the recipient of the common stock represented in writing that he was not a resident of the United States, acknowledged in writing that the securities constituted restricted securities, and consented to a restrictive legend on the certificates to be issued. This transaction was made in reliance on Regulation S.

In January 2006, we issued 216,667 shares of our common stock to one investor for $65,000, or $0.30 per share. As an inducement to purchase these shares of common stock, the investors received one warrant to purchase one share of common stock with an exercise price of $0.30 for each share of common stock purchased. No general solicitation was used and the recipient of the common stock represented in writing that he was not a resident of the United States, acknowledged in writing that the securities constituted restricted securities, and consented to a restrictive legend on the certificates to be issued. This transaction was made in reliance on Regulation S.

In January 2006, we issued 285,715 shares of our common stock to one consultant for consulting services valued at $100,000, or $0.35 per share. No general solicitation was used and the recipient of the common stock represented in writing that it was not a resident of the United States, acknowledged in writing that the securities constituted restricted securities, and consented to a restrictive legend on the certificates to be issued. This transaction was made in reliance on Regulation S.

In January 2006, we issued 18,750 shares of our common stock to one consultant for consulting services valued at $7,500, or $0.40 per share. No general solicitation was used and the recipient of the common stock represented in writing that it was not a resident of the United States, acknowledged in writing that the securities constituted restricted securities, and consented to a restrictive legend on the certificates to be issued. This transaction was made in reliance on Regulation S.

In January 2006, we issued 18,870 shares of our common stock to one employee for accrued wages in the amount of $9,435, or $0.50 per share. No general solicitation was used and the recipient of the common stock represented in writing that he was not a resident of the United States, acknowledged in writing that the securities constituted restricted securities, and consented to a restrictive legend on the certificates to be issued. This transaction was made in reliance on Regulation S.

In January 2006, we issued 50,000 shares of our common stock to one individual for his agreement to serve on our advisory board. In addition, we granted this individual an option to purchase up to 100,000 shares of our common stock at an exercise price of $0.40 per share. No general solicitation was used and the recipient of the common stock represented in writing that he was not a resident of the United States, acknowledged in writing that the securities constituted restricted securities, and consented to a restrictive legend on the certificates to be issued. This transaction was made in reliance on Regulation S.


        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion should be read in conjunction with our audited consolidated financial statements included elsewhere in this report. The following information contains forward-looking statements.

Introduction

Our financial results should be reviewed in light of the following uncertainties:

         o We only commenced generating revenues during 2005. We now have contractual obligations in place for the purchase of a significant number of our heat pump units during the following 12 months; however, we are reliant on the successful distribution of our heat pumps under these agreements to meet our sales objectives.

         o Our cumulative loss is continuing to grow and our accounts payable are increasing.

         o Even though we have been able to begin marketing the EI Elemental geoexchange systems commercially, our ability to continue will be dependent in many ways on factors outside our control, such as the costs of more traditional heating sources and governmental policies that encourage or discourage the use of nontraditional heating sources.

Results of Operation

We had a net loss for the year ended October 31, 2005, of approximately $2.6 million, as compared to a net loss for the year ended October 31, 2004, of approximately $2.1 million, an increase of approximately 24%. This increased loss was primarily attributable to increased general and administrative expenses related to the commencement of trading of our shares and marketing of our products and services. We expect to continue to incur losses at least through fiscal year 2006.

For the fiscal year ended October 31, 2005, we had revenue of approximately $227,000 from marketing our geoexchange products and services, as compared to no revenue for the fiscal year ended October 31, 2004. Cost of sales was $164,000, resulting in gross profit of $63,000.

During the fiscal year ended October 31, 2005, we incurred approximately $2,646,000 in general and administrative expenses, as compared to the fiscal year ended October 31, 2004, during which we incurred approximately $1,678,000 in general and administrative expenses, an increase of approximately 58% due principally to increased marketing and activities related to the commencement of trading of our shares. We spent approximately $395,000 in research and development expenses for the fiscal year ended October 31, 2004. There were no research and development activities during 2005 as all our efforts were directed towards manufacturing and sales activities.

Other expenses of approximately $25,000 in the fiscal year ended October 31, 2005, and of approximately $11,000 in the fiscal year ended October 31, 2004, consisted of interest on borrowed funds, including borrowings from related parties.

During the 2004 fiscal year, we also incurred a loss of approximately $5,000 from the discontinuation of our consumer wellness products operations.

Liquidity and Capital Resources

Since inception, we have relied principally on proceeds from the sale of securities and advances from related parties to fund our activities. During our fiscal year ended October 31, 2005, we used cash of approximately $339,000 for operating activities, which was funded by net cash of approximately $357,000 from financing activities and used $1,600 on investing activities. During the year ended October 31, 2004, we used cash of approximately $311,000, which was provided by net cash of approximately $305,000 from financing activities and approximately $13,000 from investments. Although we have now begun to generate revenue from our operations, we still have substantial ongoing losses and do not have enough cash to satisfy our cash requirements for the next six months. In their report on our audited consolidated financial statements for the fiscal year ended October 31, 2005, as in previous years, our auditors stated that conditions exist that raise substantial doubt as to our ability to continue as a going concern.

Our working capital deficit at October 31, 2005, was approximately $570,000, as compared to a deficit of $775,000 at October 31, 2004, a decrease of 26%. At October 31, 2005, we had an accumulated deficit of $7,903,000 and a total stockholders' deficit of $105,000, compared to an accumulated deficit of $5,295,000 and a total stockholders' deficit of $721,000 at October 31, 2004. We continue to owe approximately $223,000 to providers of professional services that are past due and $87,000 in loans from related parties that have no specified due date. We have been unable to make payments as due on several of our accounts, but none of our creditors has declared us to be in default or threatened legal action as of the date of this report.

Based on our current level of expenditures, we estimate that we will require cash of approximately $500,000 for manufacturing expenses and general and administrative expenses per quarter through October 31, 2006, including salaries to officers and directors, in addition to the funds required for our EI Elemental geoexchange system as discussed below. Actual expenditures will depend both on the level of our general and administrative requirements and the availability of funds.

We anticipate that we will require approximately $1.5 million for ongoing manufacturing, distribution, and marketing of the EI Elemental geoexchange system prior to the end of our fiscal year ending October 31, 2006. We anticipate that we will require a minimum of $500,000 for development of the solar director and the phase change module system enhancements for our EI Elemental geoexchange system, and that we would require up to $2.0 million for the commercialization of all such enhancements up to the end of 2010. These enhancements are longer-term prospects and do not preclude or limit the manufacturing and distribution of the core system technology of the EI Elemental geoexchange system.

We intend to continue to rely on the sales of our products as well as on the sale of securities and loans from stockholders and others to meet our cash requirements. We may seek to sell our common or preferred stock in private placements. We have no official commitments from anyone to purchase our common or preferred stock or to loan us additional funds, however, we are in discussions with various institutional funds and brokerage firms, and we have received term sheets relating to financing structured either as convertible debt or equity. There is no assurance that we will be able to continue to effectively raise capital. Even if we are able to continue to access capital, there is no assurance that we will be able to do so at a cost to us that will be economically viable.

We have initiated a direct sales campaign for geothermal project installations of the EI Elemental geoexchange system, in British Columbia, Canada, the site of our manufacturing and research and development operations. On the projects with which we are directly involved, we will take deposits and progress payments from clients on sales orders, which would enable us to maintain inventory without having to increase significantly our working capital requirement. We have begun to take orders from our dealers and distributors under contract in Canada and Mexico and ship such units on standard net 30 payment terms for collection of our billings.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are described in notes accompanying the consolidated financial statements. The preparation of the consolidated financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. Estimates are based on information available as of the date of the financial statements, and accordingly, actual results in future periods could differ from these estimates. Significant judgments and estimates used in the preparation of the consolidated financial statements apply critical accounting policies described in the notes to our consolidated financial statements.

We consider our recognition of revenue, calculation of inventory which includes work in progress on contracts, the accounting for intangible assets and their impairment, and stock-based compensation to be four of the most critical in understanding the judgments that are involved in the preparation of the consolidated financial statements.

Risk Factors

     Risk Factors Relating to our Business

         We are insolvent, are in arrears on current accounts and on salaries and wages to our employees, and may fail to continue as a going concern.

We have incurred substantial operating losses and negative cash flows from operations since inception, and our obligations and commitments for the year ended October 31, 2005, exceeded the cash we had available. We are currently insolvent and we are in arrears on our current accounts and on salaries and wages to our employees. As a result of these conditions, substantial doubt exists about our ability to continue as a going concern, which has been noted by our auditor in its reports on our consolidated financial statements for the year ended October 31, 2005, as in previous years.

         We currently have no significant operating capital and will need to raise additional capital to implement our business plan.

We presently have no significant operating capital. We believe that we will need to raise approximately $1,500,000 to be able to meet our preliminary production targets by the end of fiscal year 2006. We have no commitments for that funding, and we cannot provide any assurance that we will raise any meaningful amount of capital. We will need to seek additional financing from the sale of equity or from commercial lenders or other sources, for which we have no commitments or arrangements, or we will be required to delay the implementation of our business plan.

         Our current liabilities continue to increase, and if those to whom we owe accounts and notes payable were to demand payment, we would be unable to do so.

At October 31, 2005, we had total current liabilities of approximately $764,000, including accounts payable at approximately $424,000, accrued expenses of approximately $90,000, accrued wages of approximately $150,000, and notes payable to related parties and amounts due to stockholders of approximately $87,000. As of the same date, we had cash of only $2,307. If those to whom these payments are due were to demand immediate payment, as they are entitled to do, we would be unable to make the required payments and would be subject to liability if our creditors chose to enforce their rights, which could result in our bankruptcy and liquidation, at worst. Under such a scenario, our assets would be distributed to our creditors leaving nothing to be distributed to our stockholders.

         We may not succeed if we are unable to attract employees and retain the services of our key personnel.

Our performance is substantially dependent on retaining current management and key personnel and on recruiting and hiring additional management and key personnel. In particular, as we continue adapting our new technology to commercial applications and continue to be active as a public company, we will rely on the expertise of Steve Wuschke, our Chief Technical Officer, Jason McDiarmid, our Chief Executive Officer, Peter Bond, our Chief Operating Officer, and Ken Telford our Chief Financial Officer. If we are unable to retain these executive officers, or if we are unable to hire suitable sales, marketing, and operational personnel, we may not be able to successfully develop, improve, market, and sell products based on this new technology. We have not obtained key-man life insurance on our officers or directors. Competition for individuals with the qualifications that we require is intense, and we may not be able to attract, assimilate, or retain these highly-qualified people. The failure to attract, integrate, motivate, and retain these employees could harm our business.

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

We believe that our success will be dependent to a large extent on proprietary features of our EI Elemental geoexchange system. We expect that we may continue to use proprietary technologies for future product enhancements. Unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. We have not patented any of our technologies or methods or obtained any copyright or trademark protection, and we have not entered into confidentiality or noncompetition agreements with any of our officers, directors, or employees. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where applicable laws may not protect our proprietary rights as fully as in the United States. We may be unable to adequately protect our proprietary technology and preclude competitors from independently developing products with functionality or features similar to those of our products.

         We will be exposed to the risk of product liability claims related to the EI Elemental geoexchange system.

Any sales of the EI Elemental geoexchange system will carry significant risks of product liability. We anticipate that purchasers of the EI Elemental geoexchange system will rely on it for heating and cooling purposes and any failures of the system may cause them damage. We may be unable to obtain product liability insurance or, if we are able to do so, we may be unable to do so at rates that will make it cost-effective. Any successful product liability claim made against us could substantially reduce or eliminate any economic return to our stockholders or us.

         We have chosen to limit the liability of our directors and indemnify our officers and directors to the maximum extent permitted by law, which may result in costs to us.

Our articles of incorporation limit the liability of directors to the maximum extent permitted by Nevada law. In addition, our bylaws require us to indemnify our directors and officers and allow us to indemnify our other employees and agents to the fullest extent permitted at law. At present, there is no pending litigation or proceeding involving any director, officer, employee, or agent in which indemnification will be required or permitted. We are not aware of any threatened litigation or proceeding that might result in a claim for indemnification. Any such claim for indemnification, however, may result in significant costs to us. If we permit indemnification for liabilities arising under the Securities Act of 1933 to directors, officers, or controlling persons under these provisions, we have been informed that, in the opinion of the Securities and Exchange Commission, this indemnification is against public policy as expressed in the Securities Act and is unenforceable.

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

The Securities and Exchange Commission has promulgated rules governing over-the-counter trading in penny stocks, defined generally as securities trading below $5 per share that are not quoted on a securities exchange or Nasdaq or which do not meet other substantive criteria. Under these rules, our common stock is currently classified as a penny stock. As a penny stock, our common stock is currently subject to rules promulgated by the Securities and Exchange Commission that impose additional sales practice requirements on broker-dealers that might sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to sale. Further, if the price of the stock is below $5 per share and the issuer does not have $2.0 million or more net tangible assets or is not listed on a registered national securities exchange or Nasdaq, sales of such stock in the secondary trading market are subject to certain additional rules promulgated by the Securities and Exchange Commission. These rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices, and disclosure of the compensation to the broker-dealer and the salesperson working for the broker-dealer in connection with the transaction. If a trading market for our common stock develops, these rules and regulations may affect the ability of broker-dealers to sell our common stock, thereby effectively limiting the liquidity of our common stock. These rules may also adversely affect the ability of persons that acquire our common stock to resell their securities in any trading market that may exist at the time of such intended sale.

         There are substantial options and warrants outstanding, which may limit our ability to obtain financing in the future and which may be exercised when the effect would be to depress the price of the common stock.

As of February 7, 2006, we have issued and outstanding options and warrants to purchase up to an additional 8,802,500 shares of common stock, with the 7,865,000 options having a weighted average exercise price of approximately $0.70 per share and the 937,500 warrants having a weighted average exercise price of approximately $0.50 per share. The existence of such options and warrants may prove to be a hindrance to future financing, and the exercise of options and warrants may further dilute the interests of the stockholders. The possible future resale of common stock issuable on the exercise of such options and warrants could adversely affect the price of our common stock in any trading market that might develop. Further, the options and warrants may be exercised at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

                          ITEM 7. FINANCIAL STATEMENTS

Our financial statements, including the report of independent registered public accounting firm, are included beginning at page F-1 immediately following the signature page of this report.


              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

There was no change in accountants or disagreement with accountants on accounting and financial disclosure during the fiscal year ended October 31, 2005.


                        ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of October 31, 2005, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of October 31, 2005, our disclosure controls and procedures were effective.

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


                           ITEM 8B. OTHER INFORMATION

None.

                                    PART III

      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

All of our directors will serve until the next annual meeting of stockholders or until their earlier death, retirement, resignation, or removal. Executive officers serve at the discretion of the board of directors and are appointed to serve until the first board meeting following the annual meeting of stockholders.

The following table sets forth the name, age, and position of each of our current directors and executive officers:

        Name                Age                   Title
--------------------------- --- ------------------------------------------------

Jason McDiarmid              35 President, Chief Executive Officer and Director
Steve Wuschke                31 Chief Technical Officer and Director
Kenneth G.C. Telford         56 Secretary/Treasurer, Chief Financial Officer
                                  and Director
Peter Bond                   67 Chief Operating Officer and Director
William Baumgartner, P.Eng.  75 Director
Jeane Manning                65 Director

The principal occupation, title, and business experience of our executive officers and directors during the past five years, including the names and locations of employers, are indicated below.

Executive Officers

Jason McDiarmid has been our president, chief executive officer, and a director since 2001. Mr. McDiarmid is a 1994 graduate of the British Columbia Institute of Technology in the Department of International Trade and Transportation. From 1997 through 1999, Mr. McDiarmid served as president and founder of Global Diversification Investment Corporation, a company with which he created, wrote, published, and distributed "Diversity; Gearing your Funds Toward a Successful Portfolio," a stock market newsletter publication sold throughout North America. That newsletter publication, which provided publicly-traded companies the opportunity to advertise to a network of new potential investors, ceased publication in 1999. From 1999 through 2001, Mr. McDiarmid was not actively seeking employment and was investigating opportunities in the renewable energy field and working with other of our principals on matters preliminary to our incorporation. Mr. McDiarmid currently resides in British Columbia, Canada.

Steve Wuschke has served as our chief technical officer and a director since 2001. Mr. Wuschke is a 1996 honors graduate of Kwantlen University from the Department of Robotics and Automation. Following graduation, he completed the Technical Project Management Program at Simon Fraser University in British Columbia. From 1996 to 2001, Mr. Wuschke was lead project manager for special interface designs working directly with research and development for Delta Controls Inc., a globally recognized automation and controls company. During his time at Delta Controls, Mr. Wuschke was assigned to Chicago for a year where he worked on contract for Arrowhead Environmental as an applications engineer designing and implementing building automation systems for high-rise hotels, commercial and institutional buildings. During his schooling, Mr. Wuschke received the "Presidents Award of Excellence" for academic achievement and built an electric vehicle for his final thesis project. Mr. Wuschke is the inventor whose proprietary designs we have implemented and will proceed to patent in the development of our EI Elemental geoexchange system. He serves as head of our research and development program and oversees design and testing of the heat energy system. Mr. Wuschke currently resides in British Columbia, Canada.

Kenneth G.C. Telford has been our chief financial officer, secretary, and a director since January 1, 2003. Mr. Telford is both a Chartered Accountant (Canada) and Certified Public Accountant (USA). Mr. Telford served as the chief financial officer and secretary for Brek Energy Corporation, a publicly-traded company, from July 1, 2000, to October 31, 2003. Mr. Telford was also previously a partner in Sadovnick Telford + Skov Chartered Accountants in Canada from 1994-2001, Telford Sadovnick, PLLC, Certified Public Accountants in the United States from 1998-2004, and in the international accounting firm Touche Ross & Co. (now Deloitte & Touche) as well as having served as chief operating officer and chief financial officer of an automotive rental company called Tropical Rent a Car Systems, Inc. Mr. Telford has advised numerous companies, operating in both North America and Asia Pacific, on a broad range of financial and business matters. Mr. Telford currently resides in the Philippines.

Peter Bond has been our chief operating officer since October 2004 and a director since August 2003. Mr. Bond has over 18 years experience in the energy conservation industry at various levels including management, advisory, and consulting. Since 1999, Mr. Bond has served as the general manager of Koax Corporation, a manufacturer of heat pump components, responsible for all facets of operating the manufacturing facility for heat pump components such as engineering, marketing, sales, and day-to-day plant operations. From 1997-1999, Mr. Bond served as the director of plant operations for Climate Master, Inc. of Oklahoma City, Oklahoma. He was in charge of the entire plant, including the reorganizing of the manufacturing facility for Climate Master, Inc. From 1993 to 1997, Mr. Bond was a principal of and investor in Earth Energy Technologies of Billings, Montana. From 1984 through 1993, he served with Water Furnace International Industries (WFI Industries) in various capacities from a principal and an officer to a role as a consultant, to his final role as the chief operating officer in his last three years there. Mr. Bond currently resides in Oklahoma City, Oklahoma, USA.

Board of Directors

William Baumgartner, P.Eng., is an experienced hands-on engineer with over 30 years expertise in scientific and engineering programs involving research, planning, design, management, and construction with West Coast Transmission Company, a large client of both GE and Westinghouse in the development of jet engines and large-scale turbines, from 1968 through 1976. Since then, while traveling throughout Europe, Asia, and Australia, he began to successfully manufacture and market boundary layer pumps and turbines for multiple applications based on Tesla principles of design. Mr. Baumgartner is a practical experimenter, building and developing all his own prototypes while at the same time having the theoretical understanding of technologies, coupled with the ability to communicate the ideas and methodology. Mr. Baumgartner designed and built his first Tesla (boundary layer) air turbine in 1973. The boundary layer pump utilizes the boundary layer friction within the working fluid to produce a pumping effect or turbine effect, and in certain applications far exceeds the efficiency and other performance characteristics of other pumps and turbines. Mr. Baumgartner has successfully manufactured and marketed his boundary layer pumps in small quantities around the world since the late 1970s. Mr. Baumgartner currently resides in British Columbia, Canada.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons that own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities. Officers, directors, and greater than 10% stockholders are required to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3, 4, and 5 and amendments thereto furnished to us during or respecting our last fiscal year ended October 31, 2005, no person that, at any time during the most recent fiscal year, was a director, officer, or beneficial owner of more than 10% of any class of our equity securities, or any other person known to be subject to Section 16 of the Exchange Act, failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act, except that the past-due reports on Form 3 of Jason McDiarmid, Steve Wuschke, Kenneth G.C. Telford, William Baumgartner, William Yang, Jeane Manning, and Peter Bond were filed on February 9, 2005, the past-due report on Form 3 of David Rezachek was filed on July 1, 2005, the past-due reports on Form 4 of Jason McDiarmid, Steve Wuschke, Kenneth G.C. Telford, were filed on October 4, 2005, and the past due report on Form 4 of Steve Wuschke was filed on December 28, 2005.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our employees, including our principal executive officer and principal financial officer. Our Code of Ethics was included as Exhibit 14.01 to our annual report on Form 10-KSB for the year ended October 31, 2004, filed on January 31, 2005.

                         ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth, for the last three fiscal years, the annual and long-term compensation earned by, awarded to, or paid to the person who was our chief executive officer and each of our other highest compensated executive officers who earned in excess of $100,000 (the "Named Executive Officers") as of the end of the last fiscal year:

                                                                               Long-Term Compensation
                                                                           -----------------------------------
                                          Annual Compensation                      Awards            Payouts
                               ------------------------------------------- ------------------------ ----------
         (a)             (b)         (c)            (d)           (e)         (f)          (g)         (h)        (i)
                                                                                        Securities
                                                                           Restricted   Underlying              All Other
                       Year                                  Other Annual     Stock      Options/      LTIP      Compen-
 Name and Principal    Ended                                 Compensation   Award(s)       SARs       Payouts     sation
      Position         Oct. 31   Salary ($)       Bonus ($)       ($)         ($)          (no.)        ($)         ($)
--------------------- --------- -------------- ------------- ------------- ------------ ------------ --------- -----------
Jason McDiarmid         2005     $165,000(1)          --           --          --            --         --          --
  President             2004     $165,000(2)          --     $  5,355(3)       --            --         --          --
  (CEO)                 2003        4,743(4)          --       10,000(3)       --            --         --          --

Kenneth G.C. Telford    2005     $142,500(5)          --           --          --            --         --          --
  (CFO)                 2004     $135,000(6)          --           --          --            --         --          --
                        2003       38,686(7)          --           --          --            --         --          --

Steve Wuschke           2005     $132,000(8)          --           --          --            --         --          --
  (CTO)                 2004     $132,000(9)          --           --          --            --         --          --
                        2003       31,971(10)         --           --          --            --         --          --

Peter Bond              2005     $150,000(11)         --           --          --            --         --          --
  (COO)                 2004      $19,000(11)         --           --          --            --         --          --
                        2003           --             --           --          --            --         --          --
------------------------

(1) Of the amount due Mr. McDiarmid for the fiscal year ended October 31, 2005, $123,750 was paid by issuing 277,989 shares of our common stock. The remainder of $41,250 was deferred and converted to 82,500 shares of our common stock subsequent to October 31, 2005.
(2) All of the amount due Mr. McDiarmid for the fiscal year ended October 31, 2004, was paid to him in common stock at the price of $0.75 per share.
(3)  Vehicle lease.
(4) Of the amount due Mr. McDiarmid for the fiscal year ended October 31, 2003, we paid him $4,743 and accrued but deferred payment of $126,508, of which $85,258 was forgiven as described below.
(5) Of the amount due Mr. Telford for the fiscal year ended October 31, 2005, $105,000 was paid by issuing 236,413 shares of our common stock. The remainder of $37,500 was deferred and converted to 75,000 shares of our common stock subsequent to October 31, 2005.
(6) All of the amount due Mr. Telford for the fiscal year ended October 31, 2004, was paid to him in common stock at the price of $0.75 per share issued to Denon Capital Strategies Ltd.
(7) All of the amount due Mr. Telford for the fiscal year ended October 31, 2003, was paid to him in common stock at the price of $0.75 per share issued to Denon Capital Strategies Ltd.
(8) The amount due to Mr. Wuschke as at October 31, 2004 of $43,000 and $99,000 of the amount due for the fiscal year ended October 31, 2005, were paid by issuing 315,870 shares of our common stock. The remainder of $33,000 was deferred and converted to 66,000 shares of our common stock subsequent to October 31, 2005.
(9) Of the amount due Mr. Wuschke for the fiscal year ended October 31, 2004, $89,000 was paid by issuing 118,667 shares of our common stock, the remainder was accrued but deferred.
(10) Of the amount due Mr. Wuschke for the fiscal year ended October 31, 2003, $4,443 was paid in cash and $27,528 was paid by issuing 36,704 shares of our common stock.
(11) The amount due to Mr. Bond as at October 31, 2004, of $19,000 and $112,500 of the amount due for the fiscal year ended October 31, 2005, were paid by issuing 294,022 shares of our common stock. The remainder of $37,500 was deferred and converted to 75,000 shares of our common stock subsequent to October 31, 2005.

In September 2003, we formalized agreements with Mr. McDiarmid and certain other officers under which they agreed to forsake and waive any claim to payment of the salaries that had accrued and were unpaid at July 31, 2003, in consideration of the issuance of options to purchase shares of our common stock at the price of $0.75 per share. Mr. McDiarmid forgave $85,258 and received options to purchase 113,000 shares of our common stock under this agreement.

From August 1, 2003, through the date of this report, payments due to each of the Named Executive Officers have been paid in common stock, except for cash payments of approximately $4,000 to one officer in 2003. See Item 12. Certain Relationships and Related Transactions: Stock and Option Issuances. We cannot provide any assurance that our Named Executive Officers will continue to be willing to accept this form of payment. Mr. Telford has assigned the right to receive amounts due to him to Denon Capital Strategies Ltd., an entity of which he is a director.

Equity Compensation Plan Information

We have authorized securities for issuance under equity compensation plans that have not been approved by the stockholders, but none under equity compensation plans that were approved by the stockholders. The following table shows the aggregate amount of securities authorized for issuance under all equity compensation plans as of February 7, 2006:

                                                                                            Number of securities
                               Number of securities to be                                 remaining available for
                                issued upon exercise of     Weighted-average exercise      future issuance under
                                  outstanding options,         price of outstanding      equity compensation plans
                                      warrants and              options, warrants          (excluding securities
                                         rights                     and rights            reflected in column (a))
        Plan Category                     (a)                          (b)                          (c)
----------------------------- ---------------------------- --------------------------- ------------------------------
Equity compensation
    plans approved by
    security holders.......                    --                      --                           --
Equity compensation
    plans not approved by
    security holders.......             7,865,000                     $0.70                         --
                                        ---------
Total......................             7,865,000                     $0.70                         --
                                        =========

These options are vested and have exercise prices ranging from $0.25 to $2.00, and expire beginning in 2007 and ending in 2012.

Indemnification of Officers and Directors

Our articles of incorporation and bylaws provide for the indemnification of our officers, directors, and others to the maximum extent permitted by Nevada law. Accordingly, our officers and directors would be entitled to indemnification under a variety of circumstances, which may include liabilities under the Securities Act of 1933.

Insofar as indemnification under the Securities Act of 1933 may be permitted to directors, officers, and controlling persons pursuant to the foregoing provisions, we have been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is contrary to public policy as expressed in the Securities Act of 1933 and therefore is unenforceable.

Limitation on Liability

Our articles of incorporation limit the liability of directors to the maximum extent permitted by Nevada law. In addition, our bylaws require us to indemnify our directors and officers and allow us to indemnify our other employees and agents to the fullest extent permitted at law. At present, we are aware of no material pending litigation or proceeding involving any director, officer, employee, or agent in which indemnification will be required or permitted. We are not aware of any threatened litigation or preceding that might result in a claim for indemnification. If we permit indemnification for liabilities arising under the Securities Act to directors, officers, or controlling persons under these provisions, we have been informed that, in the opinion of the Securities and Exchange Commission, this indemnification is against public policy as expressed in the Securities Act and is unenforceable.

A majority of our directors are residents of Canada. As a result, it may be difficult for our stockholders residing in the United States to effect service of process within the United States upon our directors and experts who are not residents of the United States. It may also be difficult to realize in the United States upon judgments of courts of the United States predicated upon civil liability of such directors and experts under the United States federal securities laws. Canadian courts may not (i) enforce judgments of United States courts of competent jurisdiction obtained against such directors or experts predicated upon the civil liabilities provisions of such securities laws, or
(ii) impose liabilities in original actions against such directors and experts predicated solely upon such securities laws. Accordingly, United States stockholders may be forced to bring actions against our directors and experts under Canadian law and in Canadian courts in order to enforce any claims that they may have against such directors and experts. Subject to necessary registration under applicable provincial corporate statutes in the case of a corporate stockholder, Canadian courts do not restrict the ability of nonresident persons to sue in their courts.


     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                         AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of February 7, 2006, with respect to the beneficial ownership of the our common stock by each beneficial owner of more than 5% of the outstanding shares of our common stock, each director and executive officer, and all executive officers and directors as a group, specifically indicating the number of shares of common stock owned by each such person and group and the percentage of our common stock so owned. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated:

        Stockholder(1)                                     Description                   Number             %(2)
---------------------------------------------------------- --------------------- ---------------------- ------------
  Morpheus Financial Corp.(3)............................  Common stock                   1,100,000         5.3%
    (Principal Stockholder)                                Options                          500,000         2.4
    Room 603-4 Valley Centre                               Warrants                          50,000         0.2
    80-82 Morrison Hill Road                                                            -----------
    Wanchai, Hong Kong                                                                    1,650,000         7.8%

  Ecogenics Limited(4)...................................  Common stock                     727,929         3.5%
    (Principal Stockholder)                                Options                          500,000         2.4
    #1703, 17th Floor                                      Warrants                         325,000         1.6
    Hing Yip Commercial Centre                                                           ----------
    272-284 Des Voeux Rd Central                                                          1,552,929         7.3%
    Hong Kong SAR

        Stockholder(1)                                     Description                   Number             %(2)
---------------------------------------------------------- --------------------- ---------------------- ------------
  Stevan Perry...........................................  Common stock                     971,000         4.7%
    (Principal Stockholder)                                Options(5)                       953,000         4.4
    #101-5219 192nd Street                                                               ----------
    Cloverdale, BC, Canada V3S 4P6                                                        1,924,000         8.5%

  Jason McDiarmid........................................  Common stock                   1,026,919         5.0%
    (Principal stockholder, director and officer)          Options(5)                     1,163,000         5.3
    #101-5219 192nd Street                                                               ----------
    Cloverdale, BC, Canada V3S 4P6                                                        2,189,919         9.6%


  Steve Wuschke..........................................  Common stock                   1,049,241         5.1%
    (Principal stockholder, director and officer)          Options(5)                     1,162,000         5.3
    #101-5219 192nd Street                                                               ----------
    Cloverdale, BC, Canada V3S 4P6                                                        2,211,241         9.7%

  Kenneth G.C. Telford...................................  Common stock(6)                  887,647         4.3%
    (Principal stockholder, director and officer)          Options(5)                       825,000         3.9
    #101-5219 192nd Street                                 Warrants(5)                       70,000         0.3
    Cloverdale, BC, Canada V3S 4P6                                                      -----------
                                                                                          1,782,647         8.3
%
  Peter Bond.............................................  Common stock                     654,022         3.2%
    (Director and officer)                                 Options (5)                      700,000         3.3
    #101-5219 192nd Street                                                               ----------
    Cloverdale, BC, Canada V3S 4P6                                                        1,354,022         6.2%

  William Baumgartner....................................  Common stock                      70,000         0.3%
    (Director)                                             Options(5)                       200,000         1.0
    #101-5219 192nd Street                                                               ----------
    Cloverdale, BC, Canada V3S 4P6                                                          270,000         1.3%

  Jeane Manning..........................................  Common stock                       5,000         0.0%
    (Director)                                             Options(5)                       150,000         0.7
    #101-5219 192nd Street                                                               ----------
    Cloverdale, BC, Canada V3S 4P6                                                          155,000         0.7%

        Stockholder(1)                                     Description                   Number             %(2)
---------------------------------------------------------- --------------------- ---------------------- ------------
All officers and directors
  as a group (6 persons).................................  Common stock                   3,692,829        17.9%
                                                           Options(5)                     4,200,000        16.9
                                                           Warrants(5)                       70,000         0.3
                                                                                        -----------
                                                                                          7,962,829        32.0%
-------------------

(1) Except as otherwise noted, shares are owned beneficially and of record, and such record stockholder has sole voting, investment and dispositive power.
(2) Calculations of total percentages of ownership outstanding for each individual assume the exercise of currently vested options held by that individual to which the percentage relates. Percentages calculated for totals of all executive officers and directors as a group assume the exercise of all vested options held by the indicated group.
(3)  The control person for Morpheus Financial Corp. is Queenie Cheung.
(4)  The control person for Ecogenics Limited is Vickie Lam.
(5) These vested options and immediately-exercisable warrants give the holders the right to acquire shares of common stock at prices ranging from $0.25 to $1.50 per share with various expiration dates ranging from 2007 to 2012.
(6) 605,765 of the shares listed in the table that are beneficially owned by Mr. Telford are registered and held in the name of Denon Capital Strategies Ltd.


             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stock and Option Issuances

Kenneth G.C. Telford joined us in January 2003 under an agreement that provided for him to serve as our chief financial officer, providing his own staff. Effective in August 2003, before that agreement expired, we entered into a subsequent agreement with Mr. Telford to provide those services, which does not require him to provide staff. Mr. Telford continues to provide us his services under that agreement. Under those agreements, Mr. Telford and his staff earned an aggregate of $90,454 in fees and expenses, 175,000 shares of our common stock, and options to purchase another 475,000 shares of our common stock at prices ranging from $0.50 to $1.00 per share during the fiscal year ended October 31, 2003. During the nine-month period ended July 31, 2004, we accrued $75,840 in fees and expenses under that agreement. At Mr. Telford's request, all fees and expenses under the agreements have been paid to Denon Capital Strategies Ltd., an entity of which he is a director.

In March 2004, we agreed to issue 119,019 shares of common stock to Mr. Telford in conversion of $89,264 in accrued but unpaid fees and expenses. At Mr. Telford's request, those shares were issued in the name of Denon Capital Strategies Ltd.

On March 1, 2004, we issued options to purchase 150,000 shares of common stock to Russell White in recognition of his agreement to serve on our board of directors. Of these options, 75,000 were vested upon their grant (37,500 of which have an exercise price of $1.00 per share and 37,500 of which have an exercise price of $1.50 per share) and expire on July 1, 2010; the other 75,000 options were to vest on March 1, 2005 (37,500 of which have an exercise price of $1.00 per share and 37,500 of which have an exercise price of $1.50 per share) and expire on March 1, 2010. On January 17, 2005, Mr. White resigned as a member of our board of directors, and by their terms, the unvested options were cancelled.

In March 2004, we entered into informal agreements with Jason McDiarmid, Kenneth Telford, Steve Wuschke, and Stevan Perry, to issue 421,486 shares of common stock upon the conversion of $316,115 in accrued but unpaid salary. Those agreements were not reduced to writing.

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

In October 2004, we agreed to issue an aggregate of 368,000 shares of our common stock to Jason McDiarmid, Kenneth Telford, Steve Wuschke, and Stevan Perry, upon conversion of a total of $276,000 in accrued but unpaid salary.

In June 2005, we agreed to issue 209,239 shares of our common stock to Jason McDiarmid, our chief executive officer, as payment for accrued but unpaid wages in the amount of $96,250, or $0.46 per share.

In June 2005, we agreed to issue 260,870 shares of our common stock to Steve Wuschke, our chief technical officer and a director, as payment for accrued but unpaid wages in the amount of $120,000, or $0.46 per share.

In June 2005, we agreed to issue 173,913 shares of our common stock to Kenneth Telford, our chief financial officer and a director, as payment for accrued but unpaid wages in the amount of $80,000, or $0.46 per share.

In June 2005, we agreed to issue 231,522 shares of our common stock to Peter Bond, our chief operating officer and a director, as payment for accrued but unpaid wages in the amount of $106,500, or $0.46 per share.

In June 2005, we agreed to issue 215,217 shares of our common stock to Stevan Perry, an employee and principal stockholder, as payment for accrued but unpaid wages in the amount of $99,000, or $0.46 per share.

In August 2005, we agreed to issue to Jason McDiarmid, our chief executive officer and a director, 68,750 shares of our common stock as payment for $27,500 in accrued but unpaid wages, or $0.40 per share.

In August 2005, we agreed to issue to Steve Wuschke, our chief technical officer and a director, 55,000 shares of our common stock as payment for $22,000 in accrued but unpaid wages, or $0.40 per share.

In August 2005, we agreed to issue to Kenneth Telford, our chief financial officer and a director, 62,500 shares of our common stock as payment for $25,000 in accrued but unpaid wages, or $0.40 per share.

In August 2005, we agreed to issue to Peter Bond, our chief operating officer and a director, 62,500 shares of our common stock as payment for $25,000 in accrued but unpaid wages, or $0.40 per share.

In August 2005, we agreed to issue to Stevan Perry, an employee and a principal stockholder, 132,500 shares of our common stock as payment for $53,000 in accrued but unpaid salary and bonus, or $0.40 per share.

In August 2005, we issued to Ecogenics Limited, a principal stockholder of ours, 125,000 shares of our common stock and warrants to purchase an additional 125,000 shares of common stock at an exercise price of $0.40 per share, for cash of $50,000, or $0.40 per share.

Between September and November 2005, we issued to Ecogenics Limited, a principal stockholder of ours, 200,000 shares of our common stock and warrants to purchase an additional 200,000 shares of common stock at an exercise price of $0.50 per share, for cash of $100,000, or $0.50 per share.

In September 2005, we issued to Denon Capital Strategies Ltd., an affiliate of Kenneth Telford, our chief financial officer and a director, 70,000 shares of our common stock and warrants to purchase an additional 70,000 shares of common stock at an exercise price of $0.50 per share, for cash of $35,000, or $0.50 per share.

In November 2005, we issued to Jason McDiarmid, our chief executive officer and a director, 110,000 shares of our common stock as payment for $55,000 in accrued but unpaid wages, or $0.50 per share.

In November 2005, we issued to Steve Wuschke, our chief technical officer and a director, 88,000 shares of our common stock as payment for $44,000 in accrued but unpaid wages, or $0.50 per share.

In November 2005, we issued to Kenneth Telford, our chief financial officer and a director, 100,000 shares of our common stock as payment for $50,000 in accrued but unpaid wages, or $0.50 per share.

In November 2005, we issued to Peter Bond, our chief operating officer and a director, 100,000 shares of our common stock as payment for $50,000 in accrued but unpaid wages, or $0.50 per share.

In November 2005, we issued to Stevan Perry, an employee and a principal stockholder, 72,000 shares of our common stock as payment for $36,000 in accrued but unpaid wages, or $0.50 per share.

In January 2006, we issued a total of 1,350,000 options to purchase shares of our common stock to Jason McDiarmid, Kenneth Telford, Steve Wuschke, Peter Bond, William Baumgartner, Jeane Manning and Stevan Perry, for ongoing and continued services rendered to us during fiscal year 2005.

Loans

     Morpheus Financial Corporation

Since our inception, we have borrowed a total of $103,342 from Morpheus Financial Corporation. Of those loans, $30,000 was loaned under an agreement that we will repay them when we are able to do so and that we will pay 12% interest on the principal amount equaling $3,600, regardless of when repayment is made. As additional consideration for the granting of the $30,000 loan, we also issued to Morpheus a five-year warrant to purchase 50,000 shares of our common stock at a price of $0.35 per share. These loans were not the result of arm's-length negotiations; however, we believe them to be on terms as favorable as or more favorable to us than we would have been able to obtain elsewhere. During the fiscal quarter ended April 30, 2003, Morpheus agreed to convert $72,645 of the $103,440 balance outstanding into 290,580 shares of our common stock, or at $0.25 per share. The shares were recorded at their estimated fair value of $145,790, calculated by reference to our board of directors' determination as to the value of the shares at the time of the settlement, and we recognized an additional expense of $72,645.

In August 2005, Morpheus Financial Corporation converted the remaining $29,755 of loans and advances into 74,388 shares of our common stock, at an exercise price of $0.40 per share.

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

In January 2004, we borrowed an additional $31,704.24 from Mr. Wuschke. This loan is unsecured, without specific terms of repayment, and does not bear interest. This loan was not the result of arm's-length negotiations; however, we believe its terms to be as favorable as or more favorable to us than we would have been able to obtain elsewhere.

During the 2005 fiscal year Mr. Wuschke loaned us $71,389. This amount was unsecured, without specific terms of repayment and did not bear interest. In August 2005, Mr. Wuschke converted $122,987 of loans and advances into 307,469 shares of common stock, at a conversion price of $0.40 per share.

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

In January 2004, we borrowed an additional $31,703.37 from Mr. McDiarmid. This loan is unsecured, without specific terms of repayment, and does not bear interest. This loan was not the result of arm's-length negotiations; however, we believe its terms to be as favorable as or more favorable to us than we would have been able to obtain elsewhere.

In March 2004, we issued 76,618 shares of common stock to Mr. McDiarmid upon the conversion of $57,464 of principal and accrued interest due under these loans.

In October 2004, we borrowed an additional $95,833.33 from Mr. McDiarmid. This loan is unsecured, without specific terms of repayment, and does not bear interest. This loan was not the result of arm's-length negotiations; however, we believe its terms to be as favorable as or more favorable to us than we would have been able to obtain elsewhere.

During fiscal 2005 Mr. McDiarmid loaned us $56,917. This amount was unsecured, without specific terms of repayment, and does not bear interest. This loan was not the result of arm's-length negotiations; however, we believe its terms to be as favorable as or more favorable to us than we would have been able to obtain elsewhere.

In August 2005, Mr. McDiarmid converted $228,415 of loans and advances into 571,038 shares of common stock at a conversion price of $0.40 per share.

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

In August 2005, Mr. Telford converted $8,691 of loans and advances into 21,727 shares of common stock, at a conversion price of $0.40 per share.

     Stevan Perry

In January 2004, we borrowed $31,703.37 from Mr. Perry. This loan was unsecured, without specific terms of repayment, and does not bear interest. This loan was not the result of arm's-length negotiations; however, we believe its terms to be as favorable as or more favorable to us than we would have been able to obtain elsewhere.

During 2005, Mr. Perry loaned us $15,333. This amount was unsecured, without specific terms of repayment and did not bear interest. This loan was not the result of arm's-length negotiations; however, we believe its terms to be as favorable as or more favorable to us than we would have been able to obtain elsewhere.

In August 2005 Mr. Perry converted $60,788 of loans and advances into 151,972 shares of common stock, at a conversion price of $0.40 per share.

     Ecogenics Limited

On January 16, 2004, we borrowed $26,842.55 (CDN$35,000 on the date of the loan) from Ecogenics Limited, a principal stockholder of ours. This loan was non-interest-bearing and payable on demand. This loan was not the result of arm's-length negotiations; however, we believe it to have been on terms as favorable as or more favorable to us than we would have been able to obtain elsewhere.

In August 2005, this loan was converted into 75,644 shares of our common stock at a conversion price of $0.40 per share.

                                ITEM 13. EXHIBITS

   Exhibit
   Number*                            Title of Document                                       Location
-------------    ------------------------------------------------------------    -----------------------------------
  Item 3.        Articles of Incorporation and Bylaws
-------------    ------------------------------------------------------------    -----------------------------------
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

                 Instruments Defining the Rights of Holders, Including
  Item 4.        Indentures
-------------    ------------------------------------------------------------    -----------------------------------
    4.01         Specimen stock certificate                                      Incorporated by reference from
                                                                                 the registration statement on
                                                                                 Form SB-2, SEC File No.
                                                                                 333-106839, filed July 7, 2003.

    4.02         Form of Designation of Rights, Privileges and                   Incorporated by reference from
                 Preferences of Series A Preferred Stock                         the registration statement on
                                                                                 Form SB-2, SEC File No.
                                                                                 333-106839, filed July 7, 2003.

  Item 10.       Material Contracts
-------------    ------------------------------------------------------------    -----------------------------------
   10.02         Technology Sale Agreement between William Baumgartner           Incorporated by reference from
                 and Essential Innovations Technology Corp. dated                the registration statement on
                 February 20, 2002                                               Form SB-2, SEC File No.
                                                                                 333-106839, filed July 7, 2003.

   10.04         Agreement between: Crown Plaza Executive Suites                 Incorporated by reference from
                 Corporation and Essential Innovations Technology                the registration statement on
                 Corporation dated November 26, 2002                             Form SB-2, SEC File No.
                                                                                 333-106839, filed July 7, 2003.

   Exhibit
   Number*                            Title of Document                                       Location
-------------    ------------------------------------------------------------    -----------------------------------
  Item 10.       Material Contracts (continued)
-------------    ------------------------------------------------------------    -----------------------------------
   10.05         Official Term Sheet between Mr. Ken Telford and                 Incorporated by reference from
                 Essential Innovations Technology Corp. effective                the registration statement on
                 January 1, 2003, signed February 21, 2003**                     Form SB-2, SEC File No.
                                                                                 333-106839, filed July 7, 2003.

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

   10.11         Letter of Commitment between Steve Wuschke and                  Incorporated by reference from
                 Essential Innovations Technology Corp. dated April 1,           amendment no. 1 to the
                 2003                                                            registration statement on Form
                                                                                 SB-2, SEC File No. 333-106839,
                                                                                 filed September 12, 2003.

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

   10.13         Employment Term Sheet for Jason McDiarmid**                     Incorporated by reference from
                                                                                 amendment no. 1 to the
                                                                                 registration statement on Form
                                                                                 SB-2, SEC File No. 333-106839,
                                                                                 filed September 12, 2003.

   10.14         Employment Term Sheet for Ken Telford**                         Incorporated by reference from
                                                                                 amendment no. 1 to the
                                                                                 registration statement on Form
                                                                                 SB-2, SEC File No. 333-106839,
                                                                                 filed September 12, 2003.

   10.15         Employment Term Sheet for Steve Wuschke**                       Incorporated by reference from
                                                                                 amendment no. 1 to the
                                                                                 registration statement on Form
                                                                                 SB-2, SEC File No. 333-106839,
                                                                                 filed September 12, 2003.

   Exhibit
   Number*                            Title of Document                                       Location
-------------    ------------------------------------------------------------    -----------------------------------
  Item 10.       Material Contracts (continued)
-------------    ------------------------------------------------------------    -----------------------------------
   10.16         Employment Term Sheet for Stevan Perry**                        Incorporated by reference from
                                                                                 amendment no. 2 to the
                                                                                 registration statement on Form
                                                                                 SB-2, SEC File No. 333-106839,
                                                                                 filed November 17, 2003.

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

   10.21         Consulting Agreement between Paul Yu and Essential              Incorporated by reference from
                 Innovations Technology Corp. dated October 1, 2003**            amendment no. 4 to the
                                                                                 registration statement on Form
                                                                                 SB-2, SEC File No. 333-106839,
                                                                                 filed March 23, 2004.

   10.22         Agreement to Provide Exclusive Geoexchange Project              Incorporated by reference from
                 Services between Diamondview Developments Ltd.,                 the quarterly report on Form
                 Essential Innovations Technology Corp., and Essential           10-QSB/A for the quarter ended
                 Innovations Corporation                                         April 30, 2005, SEC File No. 333
                                                                                 106839, filed June 23, 2005.

   10.23         Agreement between WFI Industries Ltd. (WaterFurnace)            Incorporated by reference from
                 and Essential Innovations Corporation                           the current report on Form 8-K,
                                                                                 SEC File No. 333 106839, filed
                                                                                 June 28, 2005.

   Exhibit
   Number*                            Title of Document                                       Location
-------------    ------------------------------------------------------------    -----------------------------------
  Item 10.       Material Contracts (continued)
-------------    ------------------------------------------------------------    -----------------------------------
   10.24         Sole Exclusive Rights and Distribution Agreement                Incorporated by reference from
                 between Essential Innovations Corporation and Enerflo           the current report on Form 8-K,
                 Geothermal Technologies Ltd.                                    SEC File No. 333 106839, filed
                                                                                 July 7, 2005.

   10.25         Sole Exclusive Rights and Distribution Agreement                Incorporated by reference from
                 between Essential Innovations Corporation and Global            the current report on Form 8-K,
                 Business Exchange                                               SEC File No. 333 106839, filed
                                                                                 July 21, 2005.

   10.26         Exclusive Technology Rights Agreement between William           Incorporated by reference from
                 Baumgartner and Richard McDiarmid and Essential                 the current report on Form 8-K,
                 Innovations Technology Corp. dated September 21, 2005           SEC File No. 333 106839, filed
                                                                                 September 23, 2005.

  Item 14        Code of Ethics
-------------    ------------------------------------------------------------    -----------------------------------
   14.01         Code of Ethics                                                  Incorporated by reference from
                                                                                 the annual report on Form 10-KSB
                                                                                 for the year ended October 31,
                                                                                 2004, SEC File No. 333 106839,
                                                                                 filed January 31, 2005.

  Item 21.       Subsidiaries of the Registrant
-------------    ------------------------------------------------------------    -----------------------------------
   21.01         Schedule of Subsidiaries                                        Incorporated by reference from
                                                                                 the registration statement on
                                                                                 Form SB-2, SEC File No.
                                                                                 333-106839, filed July 7, 2003.

  Item 31.       Rule 13a-14(a)/15d-14(a) Certifications
-------------    ------------------------------------------------------------    -----------------------------------
   31.01         Certification of Chief Executive Officer Pursuant to Rule       This filing.
                 13a-14

   31.02         Certification of Chief Financial Officer Pursuant to Rule       This filing.
                 13a-14

  Item 32.       Section 1350 Certifications
-------------    ------------------------------------------------------------    -----------------------------------
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

** Identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit as required by Item 13 of Form 10-KSB.

                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Peterson Sullivan PLLC for professional services rendered for the audit of our annual consolidated financial statements during the fiscal year ended October 31, 2005, and for the reviews of the consolidated financial statements included in our quarterly reports on Form 10-QSB for that fiscal year were $41,159. The aggregate fees billed by Peterson Sullivan PLLC for professional services rendered for the audit of our annual consolidated financial statements and for the reviews of the consolidated financial statements included in our quarterly reports on Form 10-QSB during the fiscal year ended October 31, 2004, were $26,592.

Audit Related Fees

Peterson Sullivan PLLC did not bill us for any professional services that were reasonably related to the performance of the audit or review of financial statements for either the fiscal year ended October 31, 2005, or the fiscal year ended October 31, 2004, that are not included under Audit Fees above.

Tax Fees

Peterson Sullivan PLLC billed $1,173 and $0 for the fiscal years ended October 31, 2005 and 2004, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

Peterson Sullivan PLLC did not perform any services for us or charge any fees other than the services described above for either the fiscal year ended October 31, 2005, or the fiscal year ended October 31, 2004.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ESSENTIAL INNOVATIONS TECHNOLOGY CORP.


Date: February 7, 2006                    By   /s/ Jason McDiarmid
                                             -----------------------------------
                                             Jason McDiarmid
                                             Its Principal Executive Officer


Date: February 7, 2006                    By   /s/ Kenneth G.C. Telford
                                             -----------------------------------
                                             Kenneth G.C. Telford
                                             Its Principal Financial Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Dated: February 7, 2006                        /s/ Jason McDiarmid
                                             -----------------------------------
                                             Jason McDiarmid, Director
                                             Principal Executive Officer

                                              /s/ Kenneth G.C. Telford
                                             -----------------------------------
                                             Kenneth G.C. Telford, Director
                                             (Principal Financial Officer)

                                               /s/ Steve Wuschke
                                             -----------------------------------
                                             Steve Wuschke, Director

                                              /s/ William Baumgartner
                                             -----------------------------------
                                             William Baumgartner, Director

                                               /s/ Jeane Manning
                                             -----------------------------------
                                             Jeane Manning, Director

                                               /s/ Peter Bond
                                             -----------------------------------
                                             Peter Bond, Director

                     ESSENTIAL INNOVATIONS TECHNOLOGY CORP.


                          CONSOLIDATED FINANCIAL REPORT
                            OCTOBER 31, 2005 AND 2004



                                 C O N T E N T S



                                                                           Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                     F-1

FINANCIAL STATEMENTS
         CONSOLIDATED BALANCE SHEET                                         F-2
         CONSOLIDATED STATEMENTS OF OPERATIONS                              F-3
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
           COMPREHENSIVE LOSS                                               F-4
         CONSOLIDATED STATEMENTS OF CASH FLOWS                      F-5 and F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           F-7 - F-19

Peterson Sullivan PLLC
Certified Public Accountants
601 Union Street, Suite 2300                   Tel 206.382.7777 Fax 206.382.7700
Seattle, WA 98101                                           http://www.pscpa.com



                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM




To the Board of Directors
Essential Innovations Technology Corp.
Bellingham, Washington

We have audited the accompanying consolidated balance sheet of Essential Innovations Technology Corp. and Subsidiaries as of October 31, 2005, and the related consolidated statements of operations, stockholders' deficit and comprehensive loss, and cash flows for the years ended October 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Essential Innovations Technology Corp. and Subsidiaries as of October 31, 2005, and the results of their operations and their cash flows for the years ended October 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has recently emerged from the development stage, has experienced losses, and has an accumulated deficit of $7,903,462 at October 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peterson Sullivan PLLC

January 11, 2006
Seattle, Washington

                                     ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

                                           CONSOLIDATED BALANCE SHEET

                                                October 31, 2005

                  ASSETS
Current Assets
      Cash                                                                                         $       2,307
      Accounts receivable                                                                                134,397
      Inventory                                                                                           52,423
      Prepaid expenses and other                                                                           4,345
                                                                                                   -------------
                  Total current assets                                                                   193,472

Property and Equipment, net                                                                               40,261
Deposits                                                                                                  13,957
Intangible Assets                                                                                        410,642
                                                                                                   -------------
                                                                                                   $     658,332
                                                                                                   =============
                  LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
      Accounts payable                                                                             $     423,855
      Accrued expenses                                                                                    90,323
      Accrued wages                                                                                      150,336
      Loans payable, related parties                                                                      32,846
      Tenant inducement                                                                                   12,163
      Due to stockholders                                                                                 54,028
                                                                                                   -------------
                  Total current liabilities                                                              763,551

Stockholders' Deficit
      Preferred stock
          $0.001 par value, authorized 10,000,000 shares,
          no shares issued and outstanding
      Common stock
          $0.001 par value, authorized 100,000,000 shares,
          19,106,921 shares issued and outstanding                                                        19,107
      Additional paid-in capital                                                                       7,817,808
      Accumulated deficit                                                                             (7,903,462)
      Accumulated other comprehensive loss                                                               (38,672)
                                                                                                   -------------
                  Total stockholders' deficit                                                           (105,219)
                                                                                                   -------------
                                                                                                   $     658,332
                                                                                                   =============

                                 See notes to consolidated financial statements.

                                     ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                  For the Years Ended October 31, 2005 and 2004


                                                                             2005                     2004
                                                                       ---------------          ---------------
Revenue                                                                $       227,028          $            --
Cost of Sales                                                                  164,394                       --
                                                                       ---------------          ---------------
                Gross profit                                                    62,634                       --
Expenses
      General and administrative                                             2,646,039                1,678,162
      Research and development                                                      --                  394,982
                                                                       ---------------          ---------------
                                                                             2,646,039                2,073,144
Other expense
      Interest expense                                                          22,802                    8,664
      Interest expense, related parties                                          2,160                    2,387
                                                                       ---------------          ---------------
                                                                                24,962                   11,051
                                                                       ---------------          ---------------
                Loss from continuing operations                             (2,608,367)              (2,084,195)
                Loss from discontinued operations                                   --                   (4,816)
                                                                       ---------------          ---------------
                Net loss                                               $    (2,608,367)         $    (2,089,011)
                                                                       ===============          ===============
Net loss per share - basic and diluted
      from continuing operations                                       $         (0.18)         $         (0.18)
      from discontinued operations                                     $         (0.18)         $         (0.18)
                                                                       ===============          ===============
Weighted average number of shares outstanding                               14,557,104               11,801,123
                                                                       ===============          ===============


                                 See notes to consolidated financial statements.

                                             ESSENTIAL INNOVATIONS TECHNOLOGY CORP.
                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                                          For the Years Ended October 31, 2005 and 2004


                          Preferred           Common          Common Stock                                      Accumu-
                            Stock              Stock             Issuable                 Stock                  lated
                       ----------------  ------------------  ---------------            Subscrip-               Other     Total
                       Number             Number             Number           Additional  tions                 Compre-    Stock-
                         of                 of                 of              Paid-in    Receiv- Aoccumulated  hensive    holders'
                       Shares    Amount   Shares    Amount   Shares   Amount   Capital    ables     Deficit     Loss       Equity
                       ------    ------    ------    ------  ------   ------  ---------- -------- ------------  -------    --------
Balance
 October 31, 2003      400,000   $ 400   11,355,985 $11,356       --  $  -- $2,870,399    $(90)  $(3,206,084) $(14,716) $  (338,735)
Net loss                    --      --          --       --       --     --         --      --    (2,089,011)       --   (2,089,011)
Foreign currency
 translation                --      --          --       --       --     --         --      --            --    (9,233)      (9,233)
                                                                                                                        -----------
Comprehensive loss          --      --          --       --       --     --         --      --            --        --   (2,098,244)
Common stock issued
 to related parties
 for services received      --      --     472,606      473       --     --    472,135      --            --        --      472,608
Common stock issued
 for services received      --      --     218,919      219       --     --    218,701      --            --        --      218,920
Common stock issuable
 for option on land         --      --          --       --  100,000    100     99,900      --            --        --      100,000
Options issued in
 exchange for
 services received          --      --          --       --       --     --      5,846      --            --        --        5,846
Options issued to
 related parties for
 services received          --      --          --       --       --     --     37,498      --            --        --       37,498
Receipt of stock
 subscriptions              --      --          --       --       --     --         --      90            --        --           90
Common stock issuable
 for cash                   --      --          --       --    4,241      4      7,958      --            --        --        7,962
Redemption of
 preferred shares     (400,000)   (400)         --       --       --     --     (3,600)     --            --        --       (4,000)
Common stock issued
 on settlement of debt      --      --     877,029      877       --     --    876,152      --            --        --      877,029
                       -------   -----  ----------  ------- --------  -----  ---------    ----   -----------  --------  -----------
Balance
 October 31, 2004           --      --  12,924,539   12,925  104,241    104  4,584,989      --    (5,295,095)  (23,949)    (721,026)
Net loss                    --      --          --       --       --     --         --      --    (2,608,367)       --   (2,608,367)
Foreign currency
 translation                --      --          --       --       --     --         --      --            --   (14,723)     (14,723)
                                                                                                                        -----------
Comprehensive loss          --      --          --       --       --     --         --      --            --        --   (2,623,090)
Issuance of common
 stock issuable             --      --     104,241      104 (104,241)  (104)        --      --            --        --           --
Common stock and
 warrants issued for
 cash received              --      --     351,000      351       --     --    162,649      --            --        --      163,000
Common stock issued
 to related parties
 for services received      --      --   1,836,129    1,836       --     --    947,961      --            --        --      949,797
Common stock issued
 for services and
 leasehold improvements
 received                   --      --   2,333,232    2,333       --     --  1,000,383      --            --        --    1,002,716
Common stock issued
 for payment of
 loans and advances         --      --   1,207,780    1,208       --     --    481,637      --            --        --      482,845
Common stock issued
 for geo-site rights        --      --     225,000      225       --     --    224,775      --            --        --      225,000
Common stock issued
 for options rights         --      --      50,000       50       --     --     24,950      --            --        --       25,000
Common stock issued
 for intellectual
 property                   --      --      75,000       75       --     --     29,925      --            --        --       30,000
Options issued to
 related parties for
 services received          --      --          --       --       --     --     25,000      --            --        --       25,000
Options issued for
 geo-site rights            --      --          --       --       --     --     47,468      --            --        --       47,468
Options issued for
 services received          --      --          --       --       --     --    204,897      --            --        --      204,897
Options issued for
 option rights and
 intellectual property      --      --          --       --       --     --     83,174      --            --        --       83,174
                       -------   -----  ----------  ------- --------  -----  ---------    ----   -----------  --------  -----------
Balance
 October 31, 2005           --   $  --  19,106,921  $19,107       --  $  --  7,817,808    $ --   $(7,903,462) $(38,672) $  (105,219)
                       =======   =====  ==========  ======= ========  =====  =========    ====   ===========  ========  ===========

                                         See notes to consolidated financial statements.

                                     ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  For the Years Ended October 31, 2005 and 2004


                                                                                 2005                  2004
                                                                            ------------           ------------
Cash Flows from Operating Activities
      Net loss                                                              $ (2,608,367)          $ (2,089,011)
      Adjustments to reconcile net loss to net cash used in
          operating activities
          Loss on disposal of property and equipment                               5,387                  5,754
          Loss on lapse of real estate options                                        --                110,000
          Depreciation of property and equipment                                  20,516                 20,220
          Gain on tenant inducements                                              (8,270)                (1,950)
          Common stock issued for services                                       978,116                218,920
          Common stock issued to related parties for services                    949,797                472,608
          Loss related to common stock issued to related parties
             for debt settlement and equipment                                        --                219,257
          Options issued for services                                            204,897                  5,846
          Options issued to related parties
             for services                                                         25,000                 37,498
          Changes in operating assets and liabilities
             Accounts receivable                                                (125,432)                 1,452
             Inventory                                                           (50,278)                10,931
             Prepaid expenses and other                                           16,655                (25,602)
             Accounts payable                                                    169,662                 66,430
             Accrued expenses and wages                                           83,791                636,235
                                                                            ------------           ------------
                 Net cash used in operating activities                          (338,526)              (311,412)
                                                                            ------------           ------------
Cash Flows from Investing Activities
      Purchase of property and equipment                                          (1,577)                (2,634)
      Proceeds from disposal of assets                                                --                 15,749
                                                                            ------------           ------------
                 Net cash (used in) provided by investing activities              (1,577)                13,115
                                                                            ------------           ------------
Cash Flows from Financing Activities
      Proceeds from issuance of common stock                                     163,000                     --
      Redemption of preferred shares                                                  --                 (4,000)
      Share subscriptions received                                                    --                  8,052
      Advances from shareholders                                                 194,046                294,428
      Loan proceeds received                                                          --                  6,511
                                                                            ------------           ------------
                 Net cash provided by financing activities                       357,046                304,991
                                                                            ------------           ------------
Increase in cash during the period                                                16,943                  6,694
Foreign exchange effect on cash                                                  (14,723)                (9,233)
Cash at beginning of the year                                                         87                  2,626
                                                                            ------------           ------------
Cash at end of the year                                                     $      2,307           $         87
                                                                            ============           ============

                                 See notes to consolidated financial statements.

                                     ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Continued)

                                  For the Years Ended October 31, 2005 and 2004

                                                                                 2005                  2004
                                                                            ------------           ------------
Supplementary Information:
      Interest paid                                                         $     24,978           $      3,600
      Income taxes paid                                                               --                     --
      Noncash transactions:
         Payment on debt and accrued expenses by issuance
             of common stock, net of related loss of $219,257 in 2004            482,845                657,772
         Common stock issuable for option on land                                     --                100,000
         Common stock issued for leasehold improvements                           24,600                     --
         Common stock issued to acquire geo-site rights                          225,000                     --
         Options issued to acquire geo-site rights                                47,468                     --
         Common stock and options issued to acquire option rights                 25,000                     --
         Common stock and options issued to acquire intellectual property         30,000                     --
         Options issued to acquire option rights and intellectual property        83,174                     --


                                 See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. Description of Business and Summary of Significant Accounting Policies

Organization

Essential Innovations Technology Corp. (the "Company") was incorporated under the laws of the state of Nevada on April 4, 2001. The Company's subsidiary, Essential Innovations Corporation ("EIC"), is engaged in the manufacturing, installation, and distribution of the "EI Elemental Heat Energy System" family of geothermal heat products and technology in the United States and Mexico, though its 2005 sales were primarily in western Canada. Until January 31, 2005, the Company was in the development stage and substantially all of the Company's efforts had been directed towards product and distribution chain development primarily in western Canada. Effective as of February 1, 2005, the Company had sales of these products and management determined that the Company had emerged from the development stage.

Future Operations

The Company's consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. As discussed above, the Company recently emerged from the development stage and it has not yet generated positive cash flows from operations. It is the Company's intention to raise additional equity to finance the further development of a market for its products until positive cash flows can be generated from its operations. However, there can be no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company. Such limitations could have a material adverse effect on the Company's business, financial condition or operations and these consolidated financial statements do not include any adjustment that could result. Failure to obtain sufficient additional funding would necessitate the Company reduce or limit its operating activities.

Basis of Consolidation

These consolidated financial statements include the accounts of Essential Innovations Technology Corp. and its wholly-owned subsidiaries, EIC and Essential Innovations Asia Limited. All significant inter-company balances and transactions have been eliminated.

Cash

Cash consists of checking accounts held at financial institutions in Canada and Hong Kong.

Accounts Receivable

Accounts receivable result primarily from installation contracts and the sale of geothermal products and are recorded at their principal amounts. Receivables are considered past due after 30 days. When necessary, the Company provides an allowance for doubtful accounts that is based on a review of outstanding receivables, historical collection information, and current economic conditions. There is no allowance for doubtful accounts at October 31, 2005, since management considers all amounts fully collectible. Receivables are generally unsecured. At October 31, 2005, two customers accounted for 67% of the accounts receivable balance.

Inventory

Inventory consists primarily of raw materials for geothermal products, which are stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation, unless the estimated future undiscounted cash flows expected to result from either the use of an asset or its eventual disposition are less than its carrying amount in which case an impairment loss is recognized based on the fair value of the asset.

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

Intangible Assets

Intangible assets consist of geo-site rights, intellectual property, and option rights agreements. Intangible assets with definite lives or bases for productivity are recorded at cost and are amortized over the expected life of the asset. Intangible assets with indefinite lives are not amortized but are evaluated periodically for impairment. Management tests intangible assets for impairment at least annually.

Tenant Inducements

Tenant inducements are related to a rent-free period received by the Company upon entering into a lease for its manufacturing and research and development facilities and are capitalized and amortized over the initial term of the related lease.

Revenue Recognition

Revenues from the sales of geothermal products are recognized as the sales are made, the price is fixed and determinable, collectibility is probable, and no significant Company obligations with regard to the products remain.

Revenues from installation contracts are recognized on the percent of completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. Because of the inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used may change in the near term. If estimated costs to complete a contract indicate a loss based on management's analysis, provision is made in the current period for the total anticipated loss. The lives of these contracts are typically 12 months or less, but performance may occur in two separate years.

During the year ended October 31, 2005, two customers accounted for 34% of revenues.

Research and Development Expenses

Research and development costs are expensed as incurred. Costs incurred to date include personnel and facilities costs, depreciation and amortization of research and development related property and equipment, and licensing fees for technology used in the development effort.

Shipping and Handling Expenses

Costs of shipping and handling are expensed as incurred and are included with costs of sales in these consolidated financial statements.

Advertising Expenses

Advertising costs will be expensed as incurred. No advertising expense has been incurred since inception.

Discontinued Operations

On August 16, 2004, the Company and SOTA Instruments, Inc. agreed to terminate their International Marketing Agreement. Accordingly, operating results of this segment have been presented as discontinued operations in these consolidated financial statements. During 2004, operations from this business segment generated revenues of approximately $750. There was no revenue from this segment in 2005. The Company now has one operating segment.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding in the period. Diluted loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive securities. The potentially dilutive equity instruments described more completely in Note 6 outstanding during 2005 and 2004 are anti-dilutive due to the Company's losses. Shares of common stock issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

Comprehensive Loss

Statement of Financial Accounting Standards, or SFAS, No. 130, "Reporting Comprehensive Income," establishes standards for reporting comprehensive income
(loss) and its components in financial statements. Comprehensive loss, as defined, includes all changes in equity (net assets) during a period from nonowner sources. To date, the Company has not had any significant transactions that are required to be reported in other comprehensive loss, except for foreign currency translation adjustments.

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

Foreign Operations and Currency Translation

The Company translates foreign assets and liabilities of its subsidiaries, other than those denominated in U.S. dollars, at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange throughout the year. Gains or losses from these translations are reported as a separate component of other comprehensive income (loss) until all or a part of the investment in the subsidiaries is sold or liquidated. The translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in "general and administrative expenses" in the statements of operations, which amount was not material for 2005 and 2004.

Financial Instruments

The Company has the following financial instruments: cash, accounts receivable, accounts payable, accrued expenses and wages, loans payable, and amounts due to stockholders. The carrying value of these financial instruments approximates their fair value due to their liquidity or their short-term nature.

Stock-Based Compensation

The Company accounts for equity instruments issued to nonemployees in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and Emerging Issues Task Force ("EITF") 96-18. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

The Company accounts for stock-based compensation arrangements with employees in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations and complies with the disclosure provisions of SFAS No. 123. Under APB No. 25, compensation expense is based on the difference, if any, between fair value of the Company's stock and the exercise price of options issued on the date of grant ("the intrinsic-value method"). Unearned compensation, if any, is amortized over the vesting period of the individual options.

As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net loss if the fair-value method had been applied to all outstanding and unvested awards in each year:

                                                                2005            2004
                                                           ------------     ------------
Net loss, as reported                                      $ (2,608,367)    $ (2,089,011)
Add stock-based employee compensation expense included in
    reported net loss, net of tax                               272,981           61,403
Deduct total stock-based employee compensation expense
    determined under the fair-value method, net of tax         (308,075)        (169,519)
                                                           ------------     ------------
Pro forma net loss                                         $ (2,643,461)    $ (2,197,127)
                                                           ============     ============
Pro forma net loss per share                               $      (0.18)    $      (0.19)
                                                           ============     ============

Note 2. Recent Accounting Pronouncements

SFAS No. 151, "Inventory Costs," is effective for fiscal years beginning after June 15, 2005. This statement amends the guidance in APB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The adoption of SFAS No. 151 is expected to have no impact on the Company's consolidated financial statements.

SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions," is effective for fiscal years beginning after June 15, 2005. This statement amends SFAS No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, "Accounting for Real Estate Time-Sharing Transactions." The adoption of SFAS No. 152 is expected to have no impact on the Company's consolidated financial statements.

SFAS No. 123(R), "Share-Based Payment," replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement requires that the compensation cost relating to share-based payment transactions be recognized at fair value in the financial statements. The Company is required to apply this statement in the first interim period that begins after December 15, 2005. The Company is currently analyzing the requirements of the adoption of SFAS No. 123(R).

SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29," is effective for fiscal years beginning after June 15, 2005. This statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS No. 153 is expected to have no impact on the Company's consolidated financial statements.

The EITF reached consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The Financial Accounting Standards Board, or FASB, issued Final FASB Staff Position, or FSP, EITF 03-1-1, "Effective Date of Paragraphs

10-20 of EITF Issue No. 03-1," "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued. The adoption of this consensus or FSP is expected to have no impact on the Company's consolidated financial statements.

Financial Accounting Standards Board Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), was issued in March 2005. FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. Asset retirement obligations covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity, even if the timing and method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 is expected to have no impact on the Company's consolidated financials statements.

SFAS No. 154, "Accounting Changes and Error Corrections," is a replacement of APB No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, this statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 is expected to have no impact on the Company's consolidated financial statements.

In September 2005, the EITF reached consensus on Issue No. 05-08, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature." EITF 05-08 is effective for financial statements beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of EITF 05-08 is expected to have no impact on the Company's consolidated financial statements.

In September 2005, the EITF reached consensus on Issue No. 05-02, "The Meaning of `Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" EITF 05-02 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. The adoption of EITF 05-02 is expected to have no impact on the Company's consolidated financial statements.

In September 2005, the EITF reached consensus on Issue No. 05-07, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues." EITF 05-07 is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of EITF 05-07 is expected to have no impact on the Company's consolidated financial instruments.

Note 3. Property and Equipment, net

Property and equipment consist of the following:

        Computer equipment                                   $   5,310
        Computer software                                        1,862
        Office furniture and equipment                          21,399
        Leasehold improvements                                  38,586
                                                             ---------
                                                                67,157
        Less accumulated depreciation                          (26,896)
                                                             ---------
                                                             $  40,261
                                                             =========

Note 4. Intangible Assets

Geo-Site Rights

The Company acquired the exclusive rights to provide a geofield operating lease and to supply its heating and cooling units to a new residential subdivision in Westbank, British Columbia, for 225,000 shares of common stock of the Company, with a fair value of $225,000, and warrants to purchase 150,000 shares of common stock, 75,000 at $0.75 per share and 75,000 at $1.00 per share, with a fair value of $47,468, exercisable until 2010. The Company has guaranteed that the 225,000 shares of common stock of the Company will have an aggregate fair market value of at least $225,000 one year after issuance, and if the aggregate fair market value is less than $225,000, the Company will issue additional shares of common stock to make the aggregate value $225,000. The cost is amortized on a pro rata per-unit basis as residential units are sold. As of October 31, 2005, no amortization has been taken.

Intellectual Property

The Company acquired certain proprietary information that provides the basis for the effective implementation and operation of the geo-utility business concept in return for 75,000 fully paid and nonassessable shares of common stock and options to purchase 150,000 shares of common stock, 37,500 at $0.75 per share and 37,500 at $1.00 per share exercisable until July 31, 2009, and 37,500 at $1.25 per share and 37,500 at $1.50 per share exercisable until July 31, 2010. These have been recorded at the fair value of $57,496. In addition, the vendor is entitled to a royalty of 2.5% from gross revenue of geo-utility projects in which the Company is directly involved and 0.5% of gross fees from geo-utility projects in which the Company provides project management. This intangible asset has an indefinite life. Management evaluates the asset for impairment on at least an annual basis.

Option Rights Agreement

The Company obtained the option to acquire exclusive rights, from a director of the Company and his partner who is the father of the Company's Chief Executive Officer, to a new technology within the geothermal heating and cooling and any other heating, ventilation, and air conditioning related application. The Company paid for this option by issuing 50,000 fully paid and nonassessable shares of common stock and options to acquire 50,000 shares of common stock of the Company at a price of $0.75 per share exercisable for five years. These have been recorded at the fair value of $55,156. The Company has a period of 12 months from the signing of the agreement to determine whether it will exercise the option. The cost to exercise the option is an additional 450,000 shares of common stock of the Company and additional options to acquire 450,000 shares of common stock of the Company at $0.75 per share exercisable for five years from the date of exercising the option. In addition the Company will be obligated to pay a royalty of 2.5% of gross revenue related to the revenue generated from the technology. The cost is amortized over one year on a straight-line basis.

Note 5.  Related-Party Transactions and Balances

Loans Payable, Related Parties

During 2003, a director and officer of the Company made an unsecured loan to the Company in the amount of $30,600, due on demand, payable monthly as to interest only at 8% per annum, with the principal to be repaid in full on or before April 1, 2004. In connection with this loan, options were granted that entitle the holder to purchase 50,000 shares of common stock of the Company until 2012:
25,000 at $0.25 per share and 25,000 at $0.50 per share. The fair value of the options of $37,978 was recorded as interest expense during 2003. During 2004, the loan was extended and the Company agreed to pay an additional $6,511 in refinancing costs. The balance remaining at October 31, 2005, is $32,846.

Due to Stockholders

Amounts due to stockholders at October 31, 2005, are unsecured, without specific terms of repayment and non-interest-bearing. During 2004, $7,976 of amounts due to shareholders were settled by the issuance of 10,635 fully paid shares of common stock. The Company recognized an additional expense of $2,659 on these transactions. During 2005, $480,894 of amounts due to stockholders were settled by the issuance of 1,202,238 shares of common stock based on the fair value of the shares of common stock at the transaction date. The balance remaining due at October 31, 2005, is $54,028.

Other Related-Party Transactions

During 2005:

         o During 2005 and 2004, the Company incurred consulting fees and related expenses to a company controlled by an officer and director of the Company in the amount of $142,500 and $136,264, respectively. During 2005, $105,000 of the amount owing was converted into 236,413 shares of common stock based on the fair value of the shares of common stock at the transaction dates, and during 2004, $136,264 plus $38,000 of additional amounts owing as of October 31, 2003, were converted into 232,352 shares of common stock and the Company recognized an expense of $58,088 for the amount that the fair value of the stock exceeded the value of the services. The balance remaining due at October 31, 2005, is $37,500. Subsequent to the year end this amount was converted into shares of common stock.

         o During 2005, the Company issued 70,000 shares of common stock and warrants to purchase 70,000 shares of common stock of the Company at $0.50 per share until 2010 to a company controlled by an officer and director of the Company for fair value of $35,000.

         o Certain management and directors of the Company converted $397,250 of accrued wages into 887,881 shares of common stock of the Company.

During 2004:

         o Certain management and directors of the Company converted $418,427 of accrued wages into 557,903 shares of common stock of the Company and the Company recognized an expense of $139,476 for the amount the fair value of the stock exceeded the accrued wages.

Note 6. Share Capital

Preferred Shares

The Company's authorized capital includes 10,000,000 preferred shares at $0.001 par value. The designation of rights including voting powers, preferences, and restrictions shall be determined by the board of directors before the issuance of any shares.

During 2004, 400,000 Series A preferred shares were redeemed for total consideration of $4,000, which resulted in a premium of $3,600.

No preferred shares are issued and outstanding as of October 31, 2005.

Common Stock

During 2005, the Company:

         o issued 104,241 shares of common stock, which were issuable at October 31, 2004.

         o issued 247,183 shares of common stock to certain employees and consultants for services provided with a fair value of $229,138. The shares of common stock have been recorded at their estimated fair value of $1.00 per share on the dates the services were provided, and the Company has recorded additional compensation of $18,045.

         o issued 2,333,232 shares of common stock to certain consultants for services provided with a fair value of $1,002,716.

         o issued 225,000 shares of common stock for the acquisition of exclusive rights to provide a geo-utility to a residential project.

         o issued 1,588,946 shares of common stock to certain employees and consultants for services provided with a fair value of $702,614.

         o issued 1,207,780 shares of common stock to certain stockholders as settlement of loans and advances in the amount of $482,845.

         o issued 50,000 shares of common stock and options to purchase 50,000 shares of common stock of the Company, with an agreed value of $25,000, for the option to acquire the exclusive worldwide rights to certain technology for the heating and air conditioning market.

         o issued 75,000 shares of common stock and options to purchase 150,000 shares of common stock of the Company, with a fair value of $30,000, for certain intellectual property and models for the geo-utility.

         o issued 125,000 shares of common stock and warrants to purchase 125,000 shares of common stock of the Company at $0.40 per share until 2010 for $50,000.

         o issued 226,000 shares of common stock and warrants to purchase 226,000 shares of common stock of the Company at $0.50 per share until 2010 for $113,000.

During 2004, the Company:

         o issued 36,652 shares of common stock for services with a fair value of $36,652. The shares of common stock have been recorded at their estimated fair value of $1.00 per share on the date of the transactions.

         o issued 425,000 shares of common stock to certain employees and consultants for services provided. The shares of common stock have been recorded at their estimated fair value of $1.00 per share on the dates the services were provided.

         o issued a total of 877,029 shares of common stock to certain management and directors for payment of accrued wages and loans in the amount of $657,772. The shares of common stock have been recorded at their estimated fair value of $1.00 per share on the date of the transaction, and the Company recorded additional compensation of $219,257 resulting from the transactions.

         o issued 53,730 shares of common stock to a certain employee to settle an accrual for services provided valued at $53,730. The shares of common stock have been recorded at their estimated fair value of $1.00 per share on the date of the transaction.

         o issued 60,001 shares of common stock for payment of certain services received with a fair value of $8,834. The shares of common stock have been recorded at their estimated fair value of $1.00 per share on the date of the transaction and the Company has recorded additional compensation of $51,167.

         o issued 116,142 shares of common stock to certain employees for services provided. The shares of common stock have been recorded at their estimated fair value of $1.00 per share on the dates that the services were provided and the Company has recorded compensation of $116,142.

         o received cash of $7,962 for a subscription of 4,241 shares of common stock. The shares were issued subsequent to October 31, 2004.

         o recorded an expense of $100,000 for the issuance of 100,000 shares of common stock at their estimated fair value of $1.00 per share related to a deposit on an option to purchase real estate that did not proceed. The shares were issued subsequent to October 31, 2004.

Stock Purchase Warrants

At October 31, 2005, the Company had outstanding warrants to purchase 601,000 shares of the Company's common stock as follows:

                                  Number of Warrants
     Exercise Price                   Outstanding                 Expiration
---------------------------    --------------------------    -------------------
         $0.35                          100,000                      2007
          0.75                           75,000                      2010
          1.00                           75,000                      2010
          0.40                          125,000                      2010
          0.50                          226,000                      2010
                               --------------------------
                                        601,000
                               ==========================

At October 31, 2005, 601,000 shares of common stock were reserved.

Note 7.  Stock-based Compensation

Although the Company does not have a formal stock option plan, during 2005 and 2004, the Company issued stock options to directors, employees, advisors, and consultants.

A summary of the Company's stock options is as follows:

                                                                                                 Weighted Average
                                                                        Number of Options         Exercise Price
                                                                       --------------------     --------------------
Outstanding at October 31, 2003                                             4,870,000                  $ 0.75
    Options issued to directors, employees, advisors, and
      consultants                                                             690,000                    1.14
                                                                       --------------------
Outstanding at October 31, 2004                                             5,560,000                    0.79
    Options forfeited                                                         (75,000)                  (1.25)
    Options issued to employees                                                80,000                    0.63
    Options issued to consultants                                             750,000                    0.75
    Options issued in acquisition of option rights                             50,000                    0.75
    Options issued for intellectual property                                  150,000                    1.13
                                                                       --------------------
                                                                            6,515,000                    0.78
                                                                       ====================
The following table summarizes stock options outstanding at October 31, 2005:

                                                                   Average Remaining                 Number
                                   Number Outstanding at           Contractual Life              Exercisable at
       Exercise Price                October 31, 2005                   (Years)                 October 31, 2005
-----------------------------    --------------------------     ------------------------    -------------------------
         $0.25                              404,750                       2.68                         404,750
          0.50                              837,250                       5.20                         837,250
          0.75                            1,835,500                       8.46                       1,835,500
          1.00                            3,051,250                       7.73                       3,051,250
          1.25                               87,500                       6.50                          50,000
          1.50                              282,500                       7.00                         245,000
          2.00                               16,250                       5.00                          16,250
                                 --------------------------                                 -------------------------
                                          6,515,000                                                  6,440,000
                                 ==========================                                 =========================

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model. The assumptions used in calculating the fair value of the options granted were risk-free interest rate of 5.0% per annum, a 4- to 5-year expected life, a dividend yield of 0.0%, and a stock price volatility factor of 50% to 163%.

Note 8. Income Taxes

No provision for income taxes has been made for the period since the Company incurred net losses.

Deferred Tax Assets

As of October 31, 2005, the Company has net operating losses of approximately $4,433,500 available for future deduction from taxable income derived in the United States, which begin to expire in the year 2022. In addition, the Company's Canadian subsidiary has noncapital losses of approximately U.S. $1,771,900 available for future deductions from taxable income derived in Canada, which begin to expire in 2008. The Company's Hong Kong subsidiary has noncapital operating losses of approximately U.S. $124,000, which do not expire. The potential benefit of net operating loss carryforwards has not been recognized in the consolidated financial statements since the Company cannot determine that it is more likely than not that such benefit will be utilized in future years. The components of the net deferred tax asset and the amount of the valuation allowance are as follows:

                                                                    2005              2004
                                                              ---------------   ----------------

Deferred tax assets
    Net operating loss carryforwards (expiring through 2024)    $ 2,195,600       $ 1,385,100
    Research and development credits                                 42,000            42,000
    Stock compensation expense                                      191,000           106,700
    Capital loss carry forward                                       37,400            37,400

Valuation allowance                                              (2,466,000)       (1,571,200)
                                                              ---------------   ----------------
Net deferred tax assets                                         $        --       $         --
                                                              ===============   ================

The difference between the U.S. statutory federal tax rate of 34% and the provision for income tax of zero recorded by the Company is primarily attributable to the change in the Company's valuation allowance against its deferred tax assets and to a lesser extent to the tax rate differential on losses in foreign countries. The change in the valuation allowance was $894,800 for 2005 and $511,405 for 2004.

Investment Tax Credits

As of October 31, 2005, the Company's Canadian subsidiary had investment tax credits of U.S. $42,000, which may be carried forward and used to offset the subsidiary's future Canadian income tax liabilities. The benefit of these tax credits has not been recognized in the consolidated financial statements and they will expire in 2012.

Note 9. Commitments

The Company has an operating lease for office and warehouse space in Surrey, B.C., Canada. The lease expires June 30, 2007, and there are two options to renew the lease, each for an additional two years. Required payments on this lease total $112,099 in 2006 and $75,368 in 2007. The Company also has two month-to-month leases for office space in Vancouver, B.C., Canada, and Bellingham, Washington. For 2005 and 2004, the Company incurred total rent expense of $96,221 and $49,404, respectively.

Note 10. Subsequent Events

Subsequent to October 31, 2005, the Company:

         o entered into a letter of intent to acquire all the issued and outstanding shares of a geothermal installation company for $1,584,000 (Cdn $1,800,000), being cash of $1,056,000 (Cdn
                  $1,200,000) and fully paid and nonassessable shares of common stock of the Company equivalent to $528,000 (Cdn $600,000).

         o issued 544,090 shares of common stock as payment for accrued services in the amount of $272,045.

         o issued 292,500 shares of common stock and warrants to purchase 232,500 shares of common stock at $0.40 per share for private placements amounting to $117,000.

         o issued 44,000 shares of common stock and warrants to purchase 44,000 shares of common stock at $0.50 per share for a private placement of $22,000.

         o issued 304,465 shares of common stock to consultants for the provision of investor services.

         o issued 18,870 shares of common stock to an employee for payment of remuneration owing.