Form 10QSB
period 2006-01-31
ESSENTIAL INNOVATIONS TECHNOLOGY CORP
filed 2006-03-17
CIK 1250897

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2006


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 17, 2006, the issuer had one class of common stock, with a par value of $0.001 per share, of which 22,133,743 shares were issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            Page


                          PART I--FINANCIAL INFORMATION

Item 1:  Financial Statements:
           Unaudited Consolidated Balance Sheet as at January 31, 2006 ........3
           Unaudited Consolidated Statements of Operations for the
             Three Months Ended January 31, 2006 and 2005......................4
           Unaudited Consolidated Statement of Stockholders' Deficiency and
             Comprehensive Loss for the Three Months Ended January 31, 2006....5
           Unaudited Consolidated Statement of Cash Flows for the
             Three Months Ended January 31, 2006 and 2005......................6
           Notes to Consolidated Financial Statements..........................8

Item 2:  Management's Discussion and Analysis or Plan of Operation............15

Item 3:  Controls and Procedures..............................................17

                           PART II--OTHER INFORMATION

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds..........18

Item 6:  Exhibits.............................................................19

         Signatures...........................................................21

                          PART I--FINANCIAL INFORMATION

                          Item 1. Financial Statements


ESSENTIAL INNOVATIONS TECHNOLOGY CORP.


Consolidated Balance Sheet
(Expressed in United States dollars)
January 31, 2006
(unaudited)

Assets



Current assets:
         Cash                                                         $       19,851
         Accounts receivable                                                 159,558
         Inventory                                                            68,061
         Prepaid expenses                                                      1,517
         ----------------------------------------------------------------------------
         Total current assets                                                248,987

Property and equipment, net                                                   35,374

Deposits                                                                      99,957

Intangible assets                                                            396,787
-------------------------------------------------------------------------------------

Total assets                                                          $      781,105
=====================================================================================

Liabilities and Stockholders' Deficiency

Current liabilities:
         Accounts payable                                             $      395,554
         Accrued expenses                                                    106,367
         Accrued wages                                                        95,570
         Deferred Revenue                                                     79,380
         Loans payable, related parties                                       32,846
         Tenant inducement                                                     9,652
         Due to shareholders                                                 105,715
         ----------------------------------------------------------------------------
         Total current liabilities                                           825,084
         ----------------------------------------------------------------------------


Stockholders' Deficiency
       Preferred stock:
         $0.001 par value, authorized 10,000,000 shares
         issued and outstanding nil shares
       Common stock:
         $0.001 par value, authorized 100,000,000 shares
         issued and outstanding 20,592,513 shares                             20,592
       Additional paid in capital                                          8,850,840
       Accumulated deficit                                                (8,863,013)
       Accumulated other comprehensive loss                                  (52,398)
-------------------------------------------------------------------------------------
         Total stockholders' deficiency                                      (43,979)
-------------------------------------------------------------------------------------
Total liabilities and stockholders' deficiency                        $      781,105
=====================================================================================


See accompanying notes to consolidated financial statements

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Consolidated Statement of Operations
(Expressed in United States dollars)
For the three months ended January 31, 2006 and 2005
(unaudited)

                                                                            Three Months      Three Months
                                                                                Ended             Ended
                                                                             January 31,       January 31,
                                                                                2006               2005
Revenue                                                                    $     102,046      $      17,409

Cost of Revenue                                                                   96,337              3,024
                                                                      --------------------------------------

Gross Profit                                                                       5,709             14,385

Expenses:
              General and administrative                                         960,222            374,303
              ----------------------------------------------------------------------------------------------
                                                                                 960,222            374,303

Other income and expense:
              Interest expense                                                    (4,506)            (4,923)
              Interest expense, related parties                                     (540)              (540)
              Interest income                                                          8                  2
              ----------------------------------------------------------------------------------------------
                                                                                  (5,038)            (5,461)
------------------------------------------------------------------------------------------------------------
Net Loss for the period                                                    $    (959,551)$    $    (365,379)
============================================================================================================


Net Loss per share - basic and diluted                                     $       (0.05)     $       (0.03)
                                                                      ======================================

Weighted average number of shares outstanding                                 19,688,147         13,059,232
============================================================================================================


See accompanying notes to consolidated financial statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Consolidated Statement of Stockholders' Deficiency and Comprehensive Loss
(Expressed in United States dollars)
For the three months ended January 31, 2006
(unaudited)

                                                   Common Stock                                      Accumulated
                                                ---------------------   Additional                      other         Total
                                                Number of                 paid-in     Accumulated   comprehensive  stockholders'
                                                 Shares       Amount      capital       deficit         loss          equity
                                                ----------   --------   ---------    ------------   ------------- --------------
Balance October 31, 2005                        19,106,921   $ 19,107   $ 7,817,808  $ (7,903,462)   $ (38,672)   $ (105,219)

Loss for the period                                      -          -             -      (959,551)           -      (959,551)
Foreign currency translation                             -          -             -             -      (13,726)      (13,726)
                                                                                                                 ------------
Comprehensive loss                                                                                                  (973,277)

Common stock and warrants issued for
  cash received                                    568,167        568       208,682             -            -       209,250

Common stock issued to related
  parties for services received                    191,590        192        95,603             -            -        95,795

Common stock issued to related parties to
  settle accrued wages and consulting fees         371,370        371       185,314             -            -       185,685

Common stock issued for services received          354,465        354       127,146             -            -       127,500

Options issued to related parties for
  services received                                      -          -       378,813             -            -       378,813

Options issued for services received                     -          -        37,474             -            -        37,474
                                               -----------   --------   -----------  ------------    ---------    ----------
Balance January 31, 2006                        20,592,513   $ 20,592   $ 8,850,840  $ (8,863,013)   $ (52,398)   $  (43,979)
                                               ===========   ========   ===========  ============    =========    ==========

See accompanying notes to consolidated financial statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Consolidated Statement of Cash Flows
(Expressed in United States dollars)
For the three months ended January 31, 2006 and 2005
(unaudited)

                                                                       Three months ended     Three months ended
                                                                        January 31, 2006       January 31, 2005
                                                                       ------------------     ------------------
Cash provided by (used in):
Operations:
     Loss for the period                                                  $   (959,551)          $   (365,379)
     Adjustment to reconcile loss for the period to
     net cash used in operating activities:
        Depreciation of property and equipment                                   4,886                  3,886
        Amortization of intangible assets                                       13,854                      -
        Gain on tenant inducements                                              (2,511)                (2,387)
        Common stock issued for services                                       127,500                      -
        Common stock issued to related parties
           for services                                                         95,795                 90,373
        Options issued for services                                             37,474                      -
        Options issued to related parties for services                         378,813                      -
        Changes in assets and liabilities
               Accounts receivable                                             (25,161)               (15,320)
               Inventory                                                       (15,638)                   (10)
               Prepaid expenses                                                 (1,133)                 7,848
               Accounts payable                                                  9,199                 88,503
               Accrued expenses and wages                                      109,465                141,226
               Deferred revenue                                                 83,341                 26,100
     ---------------------------------------------------------------------------------------------------------
     Net cash used in operating activities                                    (143,667)               (25,160)
                                                                ----------------------------------------------

Investing:
     Purchase of property and equipment                                              -                 (5,510)
     Deposits                                                                  (86,000)                     -
     ---------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                     (86,000)                (5,510)
                                                                ----------------------------------------------

Financing:
     Issuance of common stock                                                  209,250                      -
     Tenant inducements received                                                     -                  5,574
     Advances from shareholders                                                 51,687                 37,352
                                                                ----------------------------------------------
     Net cash provided by financing activities                                 260,937                 42,926
                                                                ----------------------------------------------

Increase in cash during the period                                              31,270                 12,256
Foreign exchange effect on cash                                                (13,726)               (10,802)
Cash at beginning of the period                                                  2,307                     87
                                                                ----------------------------------------------

Cash at end of the period                                                 $     19,851           $      1,541
                                                                ==============================================

See accompanying notes to consolidated financial statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.


Consolidated Statement of Cash Flows (continued)
(Expressed in United States dollars)
For the three months ended January 31, 2006 and 2005
(unaudited)



Supplementary Information:

                                                                               2006                   2005
                                                                          -------------          -------------
     Interest paid                                                        $          -           $          -
     Income taxes paid                                                               -                      -
     Non-cash transactions:
         Common shares issued to settle accrued wages
           and consulting fees                                                 185,685                      -
         Common shares issued for deposit on land                                    -                100,000



See accompanying notes to consolidated financial statements.

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Description of Business and Summary of Certain Accounting Policies

Organization

Essential Innovations Technology Corp. (the "Company") was incorporated under the laws of the state of Nevada on April 4, 2001. The Company's subsidiary, Essential Innovations Corporation, is engaged in the manufacturing, installation, and distribution of the "EI Elemental Heat Energy System" family of geothermal heat products and technology in the United States and Mexico, though its 2005 sales were primarily in western Canada. Until January 31, 2005, the Company was in the development stage and substantially all of the Company's efforts had been directed towards product and distribution chain development primarily in western Canada. Effective as of February 1, 2005, the Company had sales of these products and management determined that the Company had emerged from the development stage.

Future Operations

The Company's consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. As discussed above, the Company recently emerged from the development stage and it has not yet generated positive cash flows from operations. It is the Company's intention to raise additional equity to finance the further development of a market for its products until positive cash flows can be generated from its operations. However, there can be no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company. Such limitations could have a material adverse effect on the Company's business, financial condition, or operations and these consolidated financial statements do not include any adjustment that could result. Failure to obtain sufficient additional funding would necessitate the Company reduce or limit its operating activities.

Basis of Consolidation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for such interim period. The results reported in these interim consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended October 31, 2005.

These consolidated financial statements include the accounts of Essential Innovations Technology Corp. and its wholly-owned subsidiaries, Essential Innovations Corporation and Essential Innovations Asia Limited. All significant intercompany balances and transactions have been eliminated.

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

Revenues from installation contracts are recognized on the percent of completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. Because of the inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used may change in the near term. If estimated costs to complete a contract indicate a loss based on management analysis, provision is made in the current period for the total anticipated loss. The lives of these contracts are typically twelve months or less, but performance may occur in two separate years.

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding in the period. Diluted loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive securities. The potentially dilutive equity instruments described more completely in Notes 5 and 6 outstanding during the three months ended January 31, 2006 and 2005, are antidilutive due to the Company's losses.

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

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in "general and administrative expenses" in the statements of operations, which amount was not material for three months ended January 31, 2006 and 2005.

Stock-based Compensation

Prior to November 1, 2005, the Company accounted for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-based Compensation. In December 2004, SFAS No. 123(R), Share-Based Payment, which addresses the accounting for employee stock options, was issued. SFAS No. 123(R) revises the disclosure provisions of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements over the vesting period based on the estimated fair value of the awards. The Company adopted SFAS No. 123(R) as of November 1, 2005, using the modified prospective application. Adopting SFAS No. 123(R) resulted in additional compensation of $378,813 being recorded in the quarter ended January 31, 2006, which resulted in a net effect on basic and diluted earnings per share of $(0.02). There was no impact on cash flows.

The following table illustrates the effects on net loss if the fair value method had been applied to all outstanding and vested awards for the three months ended January 31, 2005:

                                                                  2005
                                                              ------------

Net loss, as reported                                         $   (365,379)
Add stock-based employee compensation expense included
  in reported net loss, net of tax                                  90,373
Deduct total stock-based employee compensation expense
  determined under the fair-value method, net of tax               (90,373)
                                                              ------------

Pro forma net loss                                            $   (365,379)
                                                              ============

Pro forma net loss per share                                  $      (0.03)
                                                              ============

Note 2.  Deposits

Deposits includes an amount of $86,000 (CDN $100,000) advanced as a nonrefundable deposit for the acquisition of Pacific Geo Exchange Inc.

Note 3.  Intangible Assets

Geo-Site Rights

The Company acquired the exclusive rights to provide a geo-field operating lease and to supply its heating and cooling units to a new residential subdivision in Westbank, British Columbia, for 225,000 shares of its common stock with a fair value of $225,000 and 150,000 warrants to purchase 150,000 shares of its common stock with a fair value of $47,468, exercisable until 2010, 75,000 at $0.75 per share and 75,000 at $1.00 per share. The Company has guaranteed that 225,000 shares of its common stock will have an aggregate fair market value of at least $225,000 one year after issuance, and if the aggregate fair market value is less than $225,000, the Company will issue additional shares of common stock to make the aggregate value $225,000. The cost is amortized on a pro rata, per-unit basis as residential units are sold. As of January 31, 2006, no amortization has been taken.

Intellectual Property

The Company acquired certain proprietary information that provides the basis for the effective implementation and operation of the geo-utility business concept in return for 75,000 fully paid and nonassessable shares of its common stock and 150,000 options to purchase 150,000 shares of its common stock, 37,500 at $0.75 per share and 37,500 at $1.00 per share exercisable until July 31, 2009, and 37,500 at $1.25 per share and 37,500 at $1.50 per share exercisable until July 31, 2010. These have been recorded at the fair value of $57,496. In addition the seller is entitled to a royalty of 2.5% from gross revenue of geo-utility projects in which the Company is directly involved and 0.5% of gross fees from geo-utility projects where the Company provides project management. This intangible asset has an indefinite life. Management evaluates the asset for impairment on at least an annual basis.

Option Rights Agreement

The Company obtained the exclusive rights to acquire from a director of the Company and his partner, who is the father of the Company's Chief Executive Officer, a new technology within the geothermal heating and cooling and any other heating, ventilation, and air conditioning related application. The Company paid for this option by issuing 50,000 fully paid and nonassessable shares of its common stock and 50,000 options to acquire 50,000 shares of its common stock at a price of $0.75 per share exercisable for five years. These have been recorded at the fair value of $55,156. The Company has a period of 12 months from the signing of the agreement to determine whether it will exercise the option. The cost to exercise the option is an additional 450,000 shares of the Company's common stock and an additional 450,000 options to acquire 450,000 shares of the Company's common stock at $0.75 per share exercisable for five years from the date of exercising the option. In addition the Company will be obligated to pay a royalty of 2.5% of gross revenue related to the revenue generated from the technology. The cost is amortized over one year on a straight-line basis.

Note 4.  Related-party Transactions and Balances

Loans Payable, Related Parties

During 2003, a director and officer of the Company made an unsecured loan to the Company in the amount of $30,600, due on demand, payable monthly as to interest only at 8%, with the principal to be repaid in full on or before April 1, 2004. In connection with this loan, options were granted that entitle the holder to purchase 50,000 shares of the Company's common stock until 2012: 25,000 at $0.25 per share and 25,000 at $0.50 per share. The fair value of the options of $37,978 was recorded as interest expense during 2003. During 2004, the loan was extended and the Company agreed to pay an additional $6,511 in refinancing costs. The balance remaining at January 31, 2006, is $32,846.

Due to Stockholders

Amounts due to stockholders at January 31, 2006, are unsecured, without specific terms of repayment and non-interest-bearing. The balance remaining due at January 31, 2006, is $105,715.

Other Related-party Transactions

During the three months ended January 31, 2006 and 2005, the Company incurred consulting fees and related expenses to a company controlled by an officer and director of the Company in the amount of $37,500 and $37,500. During the three months ended January 31, 2006, $50,000 of the amount owing was converted into 100,000 shares of common stock based on the fair value of the Company's common stock at the transaction date. The balance remaining due at January 31, 2006, is $25,000.

Note 5.  Share Capital

Preferred Stock

The Company's authorized capital includes 10,000,000 shares of preferred stock of $0.001 par value. The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

No shares of preferred stock are issued and outstanding as of January 31, 2006.

Common Stock

During the three months ended January 31, 2006, the Company:

         o issued 44,000 shares of its common stock and 44,000 warrants to purchase 44,000 shares of its common stock at $0.50 per share until 2010 for $22,000.

         o issued 292,500 shares of its common stock and 292,500 warrants to purchase 292,500 shares of its common stock at $0.40 per share until 2010 for $117,000.

         o issued 15,000 shares of its common stock and 15,000 warrants to purchase 15,000 shares of its common stock at $0.35 per share until 2011 for $5,250.

         o issued 216,667 shares of its common stock and 216,667 warrants to purchase 216,667 shares of its common stock at $0.30 per share until 2011 for $65,000.

         o issued 354,465 shares of its common stock for payment of services with a fair value of $127,500.

         o issued 371,370 shares of its common stock to certain employees for payment of accrued wages and consulting fees in the amount of $185,685.

         o issued 191,590 shares of its common stock to related parties for payments of services with a fair value of $95,795.

Stock Purchase Warrants

At January 31, 2006, the Company had outstanding warrants to purchase 1,169,167 shares of the Company's common stock as follows:

      Number of Warrants              Exercise Price                    Expiry
      ------------------              --------------                    ------
            100,000                         $0.35                        2007
             75,000                          0.75                        2010
             75,000                          1.00                        2010
            417,500                          0.40                        2010
            270,000                          0.50                        2010
            216,667                          0.30                        2011
             15,000                          0.35                        2011

At January 31, 2006, 1,169,167 shares of common stock were reserved.

Note 6.  Stock-based Compensation

Although the Company does not have a formal stock option plan, during the three months ended January 31, 2006 and 2005, the Company issued stock options to directors, employees, advisors, and consultants.

A summary of the Company's stock options is as follows:

                                                                                    Weighted Average
                                                           Number of Options         Exercise Price
                                                          --------------------     --------------------
Outstanding at October 31, 2004                                 5,560,000                 0.79
     Options forfeited                                            (75,000)               (1.25)
     Options issued to employees                                   80,000                 0.63
     Options issued to consultants                                750,000                 0.75
     Options issued in acquisition of option agreement             50,000                 0.75
     Options issued for geo-utility models                        150,000                 1.13
                                                          ------------------
Outstanding at October 31, 2005                                 6,515,000                 0.78
     Options issued to consultant                                 100,000                 0.40
     Options issued to employees and directors                  1,350,000                 0.30
                                                          ------------------
Outstanding at January 31, 2006                                 7,965,000                 0.69
                                                          ==================

The following table summarizes stock options outstanding at January 31, 2006:

                                                                   Average Remaining                 Number
                                   Number Outstanding at           Contractual Life              Exercisable at
       Exercise Price                January 31, 2006                   (Years)                 January 31, 2006
-----------------------------    --------------------------     ------------------------    -------------------------
         $0.25                              404,750                       2.50                         404,750
          0.30                            1,350,000                       5.00                        1,350000
          0.40                              100,000                       5.00                         100,000
          0.50                              837,250                       4.50                         837,250
          0.75                            1,835,500                       7.50                       1,835,500
          1.00                            3,051,250                       6.50                       3,051,250
          1.25                               87,500                       5.50                          50,000
          1.50                              282,500                       6.00                         245,000
          2.00                               16,250                       4.75                          16,250
                                 --------------------------                                 -------------------------
                                          7,965,000                                                  7,890,000
                                 ==========================                                 =========================

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model. The assumptions used in calculating the fair value of the options granted were risk-free interest rate of 5.0%, a five-year expected life volatility of 160%, and a dividend yield of 0.0%.

Note 7.  Subsequent Events

Subsequent to January 31, 2006, the Company:

         o issued 40,000 shares of its common stock and 40,000 warrants to purchase 40,000 shares of its common stock at $0.30 per share until 2011 for total proceeds of $12,000.

         o issued 125,000 shares of its common stock and 125,000 warrants to purchase 125,000 shares of its common stock at $0.30 per share until 2011 to a company controlled by an officer and director of the Company for total proceeds of $37,500. The Company has not yet determined the fair value of the warrants.

         o issued 80,000 shares of its common stock and 80,000 warrants to purchase 80,000 shares of its common stock at $0.40 per share until 2011 for total proceeds of $32,000. The Company has not yet determined the fair value of the warrants.

         o issued 125,000 shares of its common stock and 125,000 warrants to purchase 125,000 shares of its common stock at $0.40 per share until 2011 to an officer and director of the Company for total proceeds of $50,000. The Company has not yet determined the fair value of the warrants.

On February 8, 2006, the Company entered into a loan agreement for $258,000 (CDN $300,000) repayable on March 10, 2006, together with interest at 15% per annum. In addition, the lender was granted 200,000 warrants to purchase 200,000 shares of the Company's common stock until 2011 at a price of $0.01 per share. In the event that the loan was not repaid by the due date, the interest rate increases to 30% per annum and there is a penalty each month of warrants to purchase 100,000 shares of the Company's common stock until 2011 at a price of $0.01 per share for every month, or portion thereof, that the repayment of the loan is late. The Company repaid the loan on March 14, 2006, and was therefore responsible to pay the interest at the penalty rate and to issue additional warrants to purchase 100,000 shares of common stock with an exercise price of $0.01 per share. The Company has not yet determined the fair value of the warrants.

On March 2, 2006, the Company entered into a financing agreement to make available to the Company a term loan of $2 million and a revolving loan of $4 million to finance the acquisition and ongoing operations of two groups of companies. As of March 14, 2006, the Company had received only the $2 million term loan to finance the acquisition and ongoing operations of one of the groups of companies, while the $4 million revolving loan sits in escrow awaiting release to the Company upon acquisition of the second group of companies. In the event the Company does not complete the second acquisition, then the $4 million will be returned to the lender.

         o The term loan has an interest rate of prime rate plus 3%, minimum 8%, payable monthly; the principal is repayable at $62,500 per month commencing June 2, 2006, with any balance outstanding payable in full on March 2, 2009.

         o The revolving loan has an interest rate of prime rate plus 2%, minimum 8%, payable monthly on the outstanding principal; the loan is due in full on March 2, 2009. The Company has the option to prepay the loan in full by paying a premium of 130% of the principal amount.

         o The Company has issued to the lender warrants to purchase 8,586,754 shares of its common stock at $0.001 per share expiring March 2, 2050. In the event that the Company does not complete the second acquisition and the $4 million revolving loan is not made, then the Company will get back from the lender for cancellation 66% of the warrants issued, which would be warrants to purchase 5,667,258 shares of common stock. The Company has not yet determined the fair value of the warrants and the effects on the financial statements.

On March 6, 2006, the Company acquired all the outstanding shares of Pacific Geo Exchange Inc. and its wholly-owned subsidiary, Earth Source Energy Inc., for $1,510,887 (CDN $1,740,000) being cash of $1,007,258 and 1,171,230 fully paid shares of the Company's common stock with a total value of $503,629 or $0.43 per share. In addition, the Company has refinanced $550,793 of secured debt of the acquired companies. On March 13, 2006, the promissory notes were paid in full using funds from the $2.0 million term loan the Company entered into on March 2, 2006. The Company has not yet determined the effects of the business combination in terms of the fair values of tangible and intangible assets acquired.

On March 6, 2006, the Company entered into an employment agreement with a former principal of Pacific Geo Exchange Inc. and Earth Source Energy Inc. for $86,000 (CDN $100,000) per year. The Company has also issued 250,000 options to purchase 250,000 shares of the Company's common stock at $0.63 per share until March 5, 2011. The Company has not yet determined the fair value of the options.

On February 8, 2006, the Company entered into a nonbinding letter of intent to acquire all of the issued and outstanding shares of two drilling companies for a combined price of $4,889,100 (CDN $5,685,000) payable, in cash on closing as to $1,075,000 (CDN $1,250,000); a one-year promissory note in the amount of $860,000 (CDN $1,000,000) with interest of 8% per annum payable monthly; a five-year term note in the amount of $1,234,000 (CDN $1,435,000) payable monthly as to principal of CDN $20,567 and interest calculated at 8% per annum; an amount of CDN $2 million to be paid at closing by issuing shares of the Company's common stock at an agreed value of US $0.50 per share with the exact number of shares to be determined at closing dependent on the exchange rate of the Canadian dollar. In addition, the sellers will be issued warrants to purchase shares common stock of the Company valued at CDN $1.5 million, the exact number and exercise price to be determined at closing dependent on the exchange rate of the Canadian dollar and weighted average trading price of the Company's shares. The Company will also refinance approximately $1,308,115 (CDN $1,521,064) of secured debt of the acquired companies. This acquisition is expected to close prior to March 31, 2006.

The Company has agreed that if the above acquisition closes, it will enter into five-year consulting agreements with two senior managers of the acquired companies. These agreements will have annual remuneration of CDN $150,000 and CDN $125,000 together with an option package.


        Item 2. Management's Discussion and Analysis or Plan of Operation

         The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements for the three-month period ended January 31, 2006 and 2005, and our annual report on Form 10-KSB for the year ended October 31, 2005, including the consolidated financial statements and notes thereto.

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

         Readers of this report are cautioned that any forward-looking statements, including those regarding our management's current beliefs, expectations, anticipations, estimations, projections, proposals, plans, or intentions are not guarantees of future performance or results of events and involve risks and uncertainties. The forward-looking information is based on present circumstances and on our predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences from those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. The forward-looking statements included in this report are made only as of the date of this report. We are not obligated to update such forward-looking statements to reflect subsequent events or circumstances.

Introduction

         Management believes the most significant features of our financial condition are that (i) we are continuing to expand the manufacturing, sales, and installation the EI Elemental Heat Energy System; (ii) that during the three months ended January 31, 2006, certain executive officers and employees converted accrued and unpaid remuneration, totaling $281,480, to 562,960 shares of our common stock; and (iii) we have arranged a $2 million term loan and revolving credit line of $4 million that has enabled us to acquire and vertically integrate a company operating within the geothermal installation industry and which we intend to use to acquire another company that operates in the geothermal drilling industry.

Results of Operations

         Comparison of the Three Months Ended January 31, 2006, with the Three Months Ended January 31, 2005

         Our net loss for the three-month period ended January 31, 2006, was $959,551, as compared to a net loss of $365,379 for the three-month period ended January 31, 2005. The increased net loss for the period is attributable to a significant ramp up of operations and a change in accounting policy to record the fair value of options issued to employees.

         We generated gross revenue of $102,046 with related costs of revenue of $96,337 in the three-month period ended January 31, 2006, as compared to gross revenues of $17,409 and cost of revenue of $3,024 for the three months ended January 31, 2005.

         Our operating expenses for the three months ended January 31, 2006, were $960,222, as compared to $374,303 for the comparable period in 2005, an increase of 157%. This reflects investor relations costs of $127,500, $378,813 recorded in accordance with our adoption of SFAS No. 123(R) for options issued to employees and directors, and $37,474 for options issued to nonemployees, as compared to no costs for these items in the three months ended January 31, 2005.

         We had 10 full-time employees as of January 31, 2006, and 10 full-time employees at January 31, 2005.

Liquidity and Capital Resources

         As of January 31, 2006, our current assets stood at $248,987, as compared to $193,472 at October 31, 2005. As of January 31, 2006, our current liabilities were $825,084, as compared to $763,551 at October 31, 2005. Net cash used in operating activities increased to $143,667 for the three months ended January 31, 2006, as compared to $25,160 for the three months ended January 31, 2005.

         Net cash spent on investing activities increased to $86,000, being a deposit paid as part of the acquisition of Pacific Geo Exchange Inc., for the three months ended January 31, 2006, as compared to net cash spent during the three months ended January 31, 2005, of $5,510.

         Net cash of $260,937 provided by financing activities during the three months ended January 31, 2006, consists of proceeds from the issuance of common stock of $209,250 and advances from stockholders of $51,687, as compared to net cash of $42,926 during the comparable three months ended January 31, 2005, which was derived primarily from advances by stockholders.

         Our current balances of cash will not meet our working capital and capital expenditure needs for the whole of the current year. Because we are not currently generating sufficient cash to fund our operations, we will need to rely on external financing to meet future capital and operating requirements. Any projections of future cash needs and cash flows are subject to substantial uncertainty. Our capital requirements depend upon several factors, including the rate of market acceptance, our ability to continue production and generate revenues, our level of expenditures for production, marketing, and sales, purchases of equipment, and other factors. We can make no assurance that financing will be available in amounts or on terms acceptable to us, if at all. Further, if we issue equity securities, our stockholders may experience additional dilution or the new equity securities may have rights, preferences, or privileges senior to those of existing holders of our common stock, and debt financing, if available, may involve restrictive covenants that could restrict our operations or finances. If we cannot raise funds, when needed, on acceptable terms, we may not be able to continue our operations, grow market share, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, all of which could negatively impact our business, operating results, and financial condition.


                         Item 3. Controls and Procedures

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of January 31, 2006, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of January 31, 2006, our disclosure controls and procedures were effective.

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

                           PART II--OTHER INFORMATION

       Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

         In February 2006, we issued 40,000 shares of our common stock and warrants to purchase 40,000 shares of our common stock at $0.30 per share expiring February 2011, for total cash consideration of $12,000, or $0.30 per share. No general solicitation was used, no commission or other remuneration was paid in connection with such transaction, and no underwriter participated. The investor represented that it is not a resident of the United States, acknowledged that the securities will constitute restricted securities, and consented to restrictive legends on the certificates to be issued. This transaction was effected in reliance on Regulation S.

         In February 2006, we issued 80,000 shares of our common stock and warrants to purchase 80,000 shares of our common stock at $0.40 per share expiring February 2011, for total cash consideration of $32,000, or $0.40 per share. No general solicitation was used, no commission or other remuneration was paid in connection with such transaction, and no underwriter participated. The investor represented that it is not a resident of the United States, acknowledged that the securities will constitute restricted securities, and consented to restrictive legends on the certificates to be issued. This transaction was effected in reliance on Regulation S.

         In February 2006, we issued 125,000 shares of our common stock and warrants to purchase 125,000 shares of our common stock at $0.40 per share expiring February 2011, for total cash consideration of $50,000, or $0.40 per share, to an officer and director of the Company. No general solicitation was used, no commission or other remuneration was paid in connection with such transaction, and no underwriter participated. The investor represented that he not a resident of the United States, acknowledged that the securities will constitute restricted securities, and consented to restrictive legends on the certificates to be issued. This transaction was effected in reliance on Regulation S.

         In February 2006, we issued 125,000 shares of our common stock and warrants to purchase 125,000 shares of our common stock at $0.30 per share expiring February 2011 for total cash consideration of $37,500, or $0.30 per share, to a company controlled by one of our officers and directors. No general solicitation was used, no commission or other remuneration was paid in connection with such transaction, and no underwriter participated. The investor represented that it is not a resident of the United States, acknowledged that the securities will constitute restricted securities, and consented to restrictive legends on the certificates to be issued. This transaction was effected in reliance on Regulation S.

                                Item 6. Exhibits

         The following exhibits are filed as a part of this report:

Exhibit
Number*                   Title of Document                         Location
-------- ---------------------------------------------------------- ------------
Item 10  Material Contracts
--------------------------------------------------------------------------------
10.27    Share Purchase Agreement among Earth Source Energy Inc.,   This filing.
         Pacific Geo Exchange Inc., Mueller Family Trust, Jade
         Eagle Trust, Aries Developments Ltd., Lynn Mueller, Mark
         McCooey, Paul Callon, and Essential Innovations
         Technology Corp. dated February 3, 2006

10.28    Addendum to the Share Purchase Agreement among Earth       This filing.
         Source Energy Inc., Pacific Geo Exchange Inc., Mueller
         Family Trust, Jade Eagle Trust, Aries Developments Ltd.,
         Lynn Mueller, Mark McCooey, Paul Callon, and Essential
         Innovations Technology Corp. dated February 8, 2006

10.29    Addendum #2 to the Share Purchase Agreement among Earth    This filing.
         Source Energy Inc., Pacific Geo Exchange Inc., Mueller
         Family Trust, Jade Eagle Trust, Aries Developments Ltd.,
         Lynn Mueller, Mark McCooey, Paul Callon, and Essential
         Innovations Technology Corp. dated March 6, 2006

10.30    Security and Purchase Agreement by and among Laurus        This filing.
         Master Fund, Ltd. and Essential Innovations Technology
         Corp., with Essential Innovations Corp., as guarantor, made as of March 2, 2006

10.31    Registration Rights Agreement between Essential            This filing.
         Innovations Technology Corp. and Laurus Master Fund,
         Ltd. dated March 2, 2006

10.32    Secured Term Note for USD$2,000,000) payable to Laurus     This filing.
         Master Fund, Ltd. dated March 2, 2006

10.33    Secured Revolving Note up to US$4,000,000 payable to       This filing.
         Laurus Master Fund, Ltd. dated March 2, 2006

10.34    Master Security Agreement between Laurus Master Fund,      This filing.
         Ltd. and Essential Innovations Technology Corp. and
         Essential Innovations Corporation dated March 2, 2006

10.35    Common Stock Purchase Warrant                              This filing.

10.36    Share Pledge Agreement among Laurus Master Fund, Ltd.,     This filing.
         Essential Innovations Technology Corp., and Essential
         Innovations Corp., dated March 2, 2006

Exhibit
Number*                   Title of Document                         Location
-------- ---------------------------------------------------------- ------------
Item 31  Rule 13a-14(a)/15d-14(a) Certifications
--------------------------------------------------------------------------------

31.01    Certification of Principal Executive Officer Pursuant to   This filing.
         Rule 13a-14

31.02    Certification of Principal Financial Officer Pursuant to   This filing.
         Rule 13a-14


Item 32  Section 1350 Certifications
--------------------------------------------------------------------------------
32.01    Certification Pursuant to 18 U.S.C. Section 1350, as       This filing.
         Adopted Pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002 (Chief Executive Officer)

32.02    Certification Pursuant to 18 U.S.C. Section 1350, as       This filing.
         Adopted Pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002 (Chief Financial Officer)
---------------
* All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed as an exhibit.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Registrant

                                         ESSENTIAL INNOVATIONS TECHNOLOGY CORP.


Date: March 17, 2006                     By: /s/ Jason McDiarmid
                                            ------------------------------------
                                            Jason McDiarmid, President and
                                            Chief Executive Officer


Date: March 17, 2006                     By: /s/ Kenneth G.C. Telford
                                           -------------------------------------
                                           Kenneth G.C. Telford
                                           Chief Financial Officer