Form 10KSB/A
period 2004-10-31
ESSENTIAL INNOVATIONS TECHNOLOGY CORP
filed 2006-03-27
CIK 1250897

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               Amendment No. 1 to
                                  FORM 10-KSB/A


                            ANNUAL REPORT PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2004

                        Commission File Number 000-106839

                     ESSENTIAL INNOVATIONS TECHNOLOGY CORP.
                 ----------------------------------------------
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

                                  360-392-3902
                           ---------------------------
                           (Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:  N/A

     Title of each class            Name of each exchange on which registered
     -------------------            -----------------------------------------



Securities registered pursuant to Section 12(g) of the Exchange Act:  N/A


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


State issuer's revenues for its most recent fiscal year. None

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

                                                    PART III

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

Exhibit
Number*          Title of Document                                                Location
-------------    --------------------------------------------------------------   ------------------------------------
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

Exhibit
Number*          Title of Document                                                Location
-------------    --------------------------------------------------------------   ------------------------------------
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

  Item 14        Code of Ethics
-------------    --------------------------------------------------------------   ------------------------------------

   14.01         Code of Ethics                                                   Incorporated by reference from
                                                                                  annual report on Form 10-KSB, SEC
                                                                                  File No. 333-106839, filed
                                                                                  January 31, 2005.

Exhibit
Number*          Title of Document                                                Location
-------------    --------------------------------------------------------------   ------------------------------------
  Item 21.       Subsidiaries of the Registrant
-------------    --------------------------------------------------------------   ------------------------------------
   21.01         Schedule of Subsidiaries                                         Incorporated by reference from the
                                                                                  registration statement on Form
                                                                                  SB-2, SEC File No. 333-106839,
                                                                                  filed July 7, 2003.

  Item 31.       Rule 13a-14(a)/15d-14(a) Certifications
-------------    --------------------------------------------------------------   ------------------------------------
   31.01         Certification of Chief Executive Officer Pursuant to Rule        This filing.
                 13a-14

   31.02         Certification of Chief Financial Officer Pursuant to Rule        This filing.
                 13a-14

  Item 32.       Section 1350 Certifications
-------------    --------------------------------------------------------------   ------------------------------------

   32.01         Certification of Chief Executive Officer Pursuant to 18          Incorporated by reference from
                 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of       annual report on Form 10-KSB, SEC
                 the Sarbanes-Oxley Act of 2002                                   File No. 333-106839, filed
                                                                                  January 31, 2005.

   32.02         Certification of Chief Financial Officer Pursuant to 18          Incorporated by reference from
                 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of       annual report on Form 10-KSB, SEC
                 the Sarbanes-Oxley Act of 2002                                   File No. 333-106839, filed
                                                                                  January 31, 2005.

---------------
* The number preceding the decimal indicates the applicable SEC reference number in Item 601, and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed with the SEC as exhibits to previous filings, but no longer required.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          ESSENTIAL INNOVATIONS TECHNOLOGY CORP.


Date: March 27, 2006                      By  /s/ Jason McDiarmid
                                            ------------------------------------
                                            Jason McDiarmid
                                            Its Principal Executive Officer


Date: March 27, 2006                      By  /s/ Kenneth G.C. Telford
                                            ------------------------------------
                                            Kenneth G.C. Telford
                                            Its Principal Financial Officer