Form 10KSB/A
period 2005-10-31
ESSENTIAL INNOVATIONS TECHNOLOGY CORP
filed 2006-03-27
CIK 1250897

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

                                  360-392-3902
                           (Issuer's telephone number)

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
   31.01         Certification of Chief Executive Officer Pursuant to Rule       This filing.
                 13a-14

   31.02         Certification of Chief Financial Officer Pursuant to Rule       This filing.
                 13a-14

   Exhibit
   Number*                            Title of Document                                       Location
-------------    ------------------------------------------------------------    -----------------------------------
  Item 32.       Section 1350 Certifications
-------------    ------------------------------------------------------------    -----------------------------------

   32.01         Certification of Chief Executive Officer Pursuant to 18         Incorporated by reference from
                 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of      the annual report on Form 10-KSB,
                 the Sarbanes-Oxley Act of 2002                                  SEC File No. 333-106839, filed
                                                                                 February 8, 2006.

   32.02         Certification of Chief Financial Officer Pursuant to 18         Incorporated by reference from
                 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of      the annual report on Form 10-KSB,
                 the Sarbanes-Oxley Act of 2002                                  SEC File No. 333-106839, filed
                                                                                 February 8, 2006.

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


                                          ESSENTIAL INNOVATIONS TECHNOLOGY CORP.


Date: March 27, 2006                      By  /s/ Jason McDiarmid
                                             -----------------------------------
                                             Jason McDiarmid
                                             Its Principal Executive Officer


Date: March 27, 2006                      By  /s/ Kenneth G.C. Telford
                                             -----------------------------------
                                             Kenneth G.C. Telford
                                             Its Principal Financial Officer