Form 10QSB
period 2006-04-30
ESSENTIAL INNOVATIONS TECHNOLOGY CORP
filed 2006-06-21
CIK 1250897

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2006


                        Commission File Number 333-106839


                     Essential Innovations Technology Corp.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Nevada                               88-0492134
   -------------------------------     ------------------------------------
   (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 16, 2006, the issuer had one class of common stock, with a par value of $0.001 per share, of which 27,616,900 shares were issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            Page

                          PART I--FINANCIAL INFORMATION

Item 1:   Financial Statements:
            Unaudited Consolidated Balance Sheet as at April 30, 2006..........3
            Unaudited Consolidated Statements of Operations for the
              Three and Six Months Ended April 30, 2006 and 2005...............4
            Unaudited Consolidated Statement of Stockholders' Deficiency and
              Comprehensive Loss for the Six Months Ended April 30, 2006.......5
            Unaudited Consolidated Statement of Cash Flows for the
              Six Months Ended April 30, 2006 and 2005.........................6
            Notes to Consolidated Financial Statements.........................8

Item 2:   Management's Discussion and Analysis or Plan of Operation...........15

Item 3:   Controls and Procedures.............................................17

                           PART II--OTHER INFORMATION

Item 2:   Unregistered Sales of Equity Securities and Use of Proceeds.........18

Item 5:   Other Information...................................................18

Item 6:   Exhibits............................................................18

          Signatures..........................................................19

                          PART I--FINANCIAL INFORMATION

                          Item 1. Financial Statements

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.


Consolidated Balance Sheet
(Expressed in United States dollars)
April 30, 2006
(unaudited)

Assets

Current assets:
        Accounts receivable                                      $       729,503
        Due from related company                                          16,080
        Inventory                                                        134,891
        Prepaid expenses                                                  33,717
        -------------------------------------------------------------------------
        Total current assets                                             914,191
Property and equipment, net                                              122,272
Deposits                                                                  14,613
Goodwill                                                               1,912,657
Intangible assets                                                        382,933
---------------------------------------------------------------------------------

Total assets                                                     $     3,346,666
---------------------------------------------------------------------------------

Liabilities and Stockholders' Deficiency

Current liabilities:
        Checks issued in excess of funds on hand                 $        42,835
        Accounts payable                                                 851,454
        Accrued expenses                                                 204,883
        Accrued wages                                                     31,908
        Deferred Revenue                                                  34,396
        Loans payable, related parties                                    11,195
        Tenant inducement                                                  7,523
        Due to shareholders                                               16,929
        Current portion of long term debt                                649,000
---------------------------------------------------------------------------------
        Total current liabilities                                      1,850,123
                                                                   --------------

        Term Loan, net of discount of $537,390                           837,610
        Finance loans                                                     16,933
                                                                   --------------

Total liabilities                                                      2,704,666

Stockholders' Deficiency
       Preferred stock:
        $0.001 par value, authorized 10,000,000 shares
        issued and outstanding nil shares                                      -
       Common stock:
        $0.001 par value, authorized 100,000,000 shares
        issued and outstanding 26,098,680 shares                          26,098
       Additional paid in capital                                     13,667,964
       Accumulated deficit                                           (13,004,186)
       Accumulated other comprehensive loss                              (47,876)
---------------------------------------------------------------------------------
        Total stockholders' deficiency                                   642,000
---------------------------------------------------------------------------------
Total liabilities and stockholders' deficiency                   $     3,346,666
=================================================================================


See accompanying notes to consolidated financial statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Consolidated Statements of Operations
(Expressed in United States dollars)
For the three and six months ended April 30, 2006 and 2005


                                        Three months ended   Three months Ended   Six months Ended   Six months Ended
                                         April 30, 2006       April 30, 2005       April 30, 2006     April 30, 2005
Revenue                                  $   577,644          $    56,123           $   679,690       $    73,532
Cost of Revenue                              378,480               47,592               474,817            50,616
                                         ------------------------------------------------------------------------------
Gross Profit                                 199,164                8,531               204,873            22,916

Expenses:
General and administrative                 4,306,704              486,541             5,266,926           860,844
                                         ------------------------------------------------------------------------------
                                           4,306,704              486,541             5,266,926           860,844

Other income and expense:
Interest expense                             (35,201)              (4,441)              (39,707)           (9,364)
Interest expense, related parties               (540)                (540)               (1,080)           (1,080)
Interest income                                2,108                    3                 2,116                 5
                                         ------------------------------------------------------------------------------
                                             (33,633)              (4,978)              (38,671)          (10,439)
                                         ------------------------------------------------------------------------------
Net Loss for the period                  $(4,141,173)         $  (482,988)          $(5,100,724)      $  (848,367)
=======================================================================================================================

Net Loss per share-basic and diluted     $     (0.19)         $     (0.04)          $     (0.24)      $     (0.06)
                                         ==============================================================================

Weighted average number of shares
  outstanding                             22,235,885           13,295,000            20,884,355        13,175,162
                                         ==============================================================================

See accompanying notes to consolidated financial statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Consolidated Statement of Stockholders' Deficiency and Comprehensive Loss
(Expressed in United States dollars)
For the six months ended April 30, 2006
(unaudited)
                                                                                                       Accumulated
                                                                                                          other
                                                         Common stock          Additional                compre-        Total
                                               ----------------------------     paid-in   Accumulated    hensive    stockholders'
                                               Number of Shares     Amount      capital    deficit        loss          equity
                                               ----------------    --------  ----------- ----------- -------------- -------------
Balance October 31, 2005                          19,106,921     $19,107    $7,817,808  $(7,903,462)    $(38,672)    $  (105,219)

Loss for the period                                        -           -             -   (5,500,087)           -      (5,500,087)
Foreign currency translation                               -           -             -            -       (9,204)         (9,204)
                                                                                                              ---------------
Comprehensive loss                                         -           -             -            -            -      (5,509,291)

Common stock and warrants issued for cash received
            three months ended January 31, 2006      568,167         568       208,682            -            -         209,250
            three months ended April 30, 2006        488,750         489       178,511            -            -         179,000

Common stock issued to related parties for
  services received
            three months ended January 31, 2006      191,590         192        95,603            -            -          95,795
            three months ended April 30, 2006      2,331,778       2,332       984,702            -            -         987,034

Common stock issued to related parties
  to settle accrued wages and consulting fees
            three months ended January 31, 2006      371,370         371       185,314            -            -         185,685

Common stock issued for services received
            three months ended January 31, 2006      354,465         354       127,146            -            -         127,500
            three months ended April 30, 2006        600,000         600       299,400            -            -         300,000

Common stock issued for acquisition of
  subsidiaries                                     1,171,230       1,171       502,961            -            -         504,132

Warrants issued in connection with financings              -           -     1,230,423            -            -       1,230,423

Common stock issued on exercise of options            25,000          25         6,225            -            -           6,250

Common stock issued in relation to Geo-Site
  Rights                                             225,000         225          (225)           -            -               -

Common stock issued to related parties
  to repay loans and advances                        444,409         444       132,879            -            -         133,323

Common stock issued to repay loans and
  consulting fee                                     220,000         220        65,780            -            -          66,000

Warrants issued to related parties for services            -           -       446,311            -            -         446,311

Warrants issued to settle repayment of loans
  and consulting fees                                      -           -        47,360            -            -          47,360

Options issued to related parties for services received
             three months ended January 31, 2006           -           -       378,813            -            -         378,813
             three months ended April 30, 2006             -           -       753,179            -            -         753,179

Options issued for services received
             three months ended January 31, 2006           -           -        37,474            -            -          37,474
             three months ended April 30, 2006             -           -       169,618            -            -         169,618

                                                  ----------------------------------------------------------------------------------
Balance April 30, 2006                            26,098,680     $26,098  $ 13,667,964  $(13,004,186)   $(47,876)    $   642,000
                                                  ==================================================================================

See accompanying notes to consolidated financial statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Consolidated Statement of Cash Flows
(Expressed in United States dollars)
For the six months ended April 30, 2006 and 2005
(unaudited)
                                                         Six months ended   Six months ended
                                                          April 30, 2006     April 30, 2005
Cash provided by (used in):
Operations:
    Net loss for the period                              $   (5,100,724)    $    (848,367)
    Adjustment to reconcile net loss for the period to
    net cash used in operating activities:
       Depreciation of property and equipment                    13,580             7,398
       Amortization of intangible assets                         27,708                 -
       Amortization of debt discount                            442,610                 -
       Gain on tenant inducements                                (5,089)           (4,859)
       Common stock issued for services                         427,500            35,000
       Common stock issued to related parties
          for services                                        1,082,579           247,183
       Options issued for services                              207,092                 -
       Options issued to related parties for services         1,131,992            25,000
       Warrants issued for financings                           270,423                 -
       Warrants issued to related parties for services          446,311                 -
       Warrants issued in settlement of loans and
         consulting fees                                         47,360                 -
       Foreign exchange on loan payable                           5,770                 -
       Changes in assets and liabilities
              Accounts receivable                               (53,866)           (2,810)
              Inventory                                         (17,332)               69
              Prepaid expenses                                  (19,010)           11,193
              Checks issued in excess of funds on deposit        42,835                 -
              Accounts payable                                   40,648           154,789
              Accrued expenses and wages                        100,963           292,825
              Deferred revenue                                  (55,285)            5,857
                                                       -----------------------------------
    Net cash used in operating activities                      (983,935)          (76,722)
                                                       -----------------------------------

Investing:
    Purchase of property and equipment                           (1,564)           (5,510)
    Cash component to acquire subsidiaries                     (952,897)                -
                                                       -----------------------------------
    Net cash used in investing activities                      (983,935)           (5,510)
                                                       -----------------------------------

Financing:
    Issuance of common stock                                    388,250                 -
    Proceeds received from exercise of options                    6,250                 -
    Proceeds of term loan                                     2,000,000                 -
    Proceeds of short term loan                                 258,000                 -
    Repayment of short term loan                               (258,000)                -
    Payout of subsidiary loans on acquisition                  (548,900)                -
    Tenant inducements received                                                     5,574
    Advances from shareholders                                  114,226            68,225
    Repayment of finance loans                                   (2,491)                -
    Repayment of loan payable                                   (30,450)                -
                                                       -----------------------------------
    Net cash provided by financing activities                 1,926,885            73,799
                                                       -----------------------------------

Decrease in cash during the period                              (54,346)           (8,433)
Foreign exchange effect on cash                                   9,204             8,404
Cash at beginning of the period                                   2,307                87
                                                       -----------------------------------
Cash (Deficiency) at end of the period                 $              - $              58
                                                       ===================================

See accompanying notes to consolidated financial statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.


Consolidated Statement of Cash Flows (continued)
(Expressed in United States dollars)
For the six months ended April 30, 2006 and 2005
(unaudited)



Supplementary Information:

                                                                                           2006           2005
                                                                                       -------------  -------------
     Interest paid                                                                  $             - $            -
     Income taxes paid                                                                            -              -
     Non-cash transactions:

         Common shares issued to settle accrued wages and consulting fees                   510,219              -
         Common shares issued for deposit on land                                                 -         10,000
         Common shares issued to acquire subsidiaries                                       504,132              -
         Warrants issued to secure term loan                                                960,000              -
         Additional common shares issued for geo-rights                                     225,000              -
         Common shares issued to settle loans and advances                                  444,409              -
         Common shares issued to related parties to repay loans and advances                133,323              -
         Common shares issued to repay loans and consulting fees                             66,000


See accompanying notes to consolidated financial statements.

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Certain Accounting Policies

Organization

Essential Innovations Technology Corp. (the "Company") was incorporated under the laws of the state of Nevada on April 4, 2001. The Company's subsidiary, Essential Innovations Corporation ("EIC") is engaged in the manufacturing, installation, and distribution of the "EI Elemental Heat Energy System" family of geothermal heat products and technology in Canada, the United States, and Mexico, though its sales to date are primarily in western Canada. Until January 31, 2005, the Company was in the development stage and substantially all of the Company's efforts had been directed towards product and distribution chain development primarily in western Canada. Effective as of February 1, 2005, the Company had sales of these products and management determined that the Company had emerged from the development stage.

Future Operations

The Company's consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As discussed above, the Company recently emerged from the development stage and it has not yet generated positive cash flows from operations. It is the Company's intention to borrow and to raise additional equity to finance the further development of a market for its products until positive cash flows can be generated from its operations. However, there can be no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company. Such limitations could have a material adverse effect on the Company's business, financial condition or operations and these consolidated financial statements do not include any adjustment that could result. Failure to obtain sufficient additional funding would necessitate the Company reduce or limit its operating activities.

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

These consolidated financial statements include the accounts of Essential Innovations Technology Corp. and its wholly-owned subsidiaries, Essential Innovations Corporation, Essential Innovations Asia Limited, Pacific Geo Exchange Inc., and Earth Source Energy Inc. All significant inter-company balances and transactions have been eliminated.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding in the period. Diluted loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive securities. The potentially dilutive equity instruments described more completely in Notes 5 and 6 outstanding during the six months ended April 30, 2006 and 2005, are anti-dilutive due to the Company's losses.

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

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in "general and administrative expenses" in the statements of operations, which amount was not material for six months ended April 30, 2006, and 2005.

Stock-Based Compensation

Prior to November 1, 2005, the Company accounted for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. In December 2004, SFAS No. 123(R), Share-Based Payment, which addresses the accounting for employee stock options, was issued. SFAS No. 123(R) revises the disclosure provisions of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements over the vesting period based on the estimated fair value of the awards. The Company adopted SFAS No. 123(R) as of November 1, 2005, using the modified prospective application. Adopting SFAS No. 123(R) resulted in additional compensation of $1,251,016 being recorded in the six months ended April 30, 2006, which resulted in a net effect on basic and diluted earnings per share of $(0.06). There was no impact on cash flows.

The following table illustrates the effects on net loss if the fair value method had been applied to all outstanding and vested awards for the six months ended April 30, 2005:

                                                                  2005
                                                            ------------------
        Net loss, as reported
                                                                  $(848,367)
        Add stock-based employee compensation expense
          included in reported net loss, net of tax                 272,981
        Deduct total stock-based employee compensation
          expense determined under the fair-value
          method, net of tax                                       (308,075)
                                                            ------------------
        Pro forma net loss
                                                                  $(883,461)
                                                            ==================
        Pro forma net loss per share
                                                                  $  (0.07)
                                                            ==================

Note 2. Acquisition of Subsidiaries

The Company has purchased 100% of the issued and outstanding shares of Pacific Geo Exchange Inc. and its wholly-owned subsidiary Earth Source Energy Inc. The purchase price of $1,457,030 was paid in cash of $952,897 and 1,171,230 common shares of the Company with a fair value of $504,133. In addition, the Company paid out $548,900 of debt of the acquired companies.

The acquisition was effective as of March 6, 2006. The operations of the acquired subsidiaries are consolidated as of that date.

Of the sums paid, $100,920 (Cdn $116,000) and 279,209 common shares of the Company are being held in escrow pending a final accounting of the acquired companies. These amounts have been included in the purchase consideration.

The acquisition has been recorded as a purchase and the Company has recorded goodwill of $1,907,761 in relation to this acquisition.

A summary of the assets and liabilities acquired, as follows:

Assets
Accounts receivable                                                                   $   541,220
Inventory                                                                                  65,136
Prepaid expenses                                                                           10,362
Due from related parties                                                                   15,718
Fixed assets                                                                               91,874
Intangible assets recorded in connection with purchase                                  1,912,657
                                                                                     ------------
Total assets                                                                            2,636,967

Liabilities

Bank indebtedness                                                                         389,937
Accounts payable and accrued expenses                                                     473,475
Deferred revenue                                                                           89,681
Due to related parties                                                                    110,115
Long-term debt                                                                            116,729
                                                                                     ------------
                                                                                        1,179,937
                                                                                     ------------
Net assets acquired                                                                     1,457,030

Acquisition paid
              Cash                                                        952,897

              Shares                                                      594,133
                                                                       ----------
Excess of consideration paid over net book value of assets             $1,457,030


Pro-forma results of the Company for the six months ended April 30, 2006, as if the acquisition occurred on November 1, 2005:
                                                                     Pacific Geo
                                                                     Exchange Inc.
                                         Essential Innovations    Earth Source Energy         Pro-forma
                                             Technology Corp              Inc.               Consolidated
--------------------------------------- ------------------------ ---------------------- ----------------------
Revenue                                       $   163,987             $1,288,441            $ 1,452,428
Cost of  revenue                                  148,950                736,382                885,332
                                                  -------                -------                -------

Gross Profit                                       15,037                552,059                567,096
                                                   ------                -------                -------

Expenses:
   General and administrative                   5,593,439                229,750              5,823,189
                                                ---------                -------              ---------
Other income and expense:
    Interest expense                              (38,974)                (2,697)               (41,671)
    Interest expense, related parties              (1,080)                (1,187)                (2,267)
    Interest income                                 2,116                    124                  2,240
                                                    -----                    ---                  -----
                                                  (37,938)                (3,760)               (41,698)
                                                 --------                -------               --------
Net loss for the period                       $(5,616,340)            $  318,549            $(5,297,791)
                                              ===========             ==========            ============

Note 3. Intangible Assets

 Geo-Site Rights

The Company acquired the exclusive rights to provide a geo-field operating lease and to supply its heating and cooling units to a new residential subdivision in Westbank, British Columbia, for 225,000 shares of the Company's common stock with a fair value of $225,000 and 150,000 warrants, with a fair value of $47,468, exercisable until 2010, for 150,000 shares of the Company's common stock, 75,000 at $0.75 per share and 75,000 at $1.00 per share. The Company guaranteed that the 225,000 shares of the Company's common stock would have an aggregate fair market value of at least $225,000 one year after issuance, and if the aggregate fair market value is less that $225,000 the Company will issue additional shares of common stock to make the aggregate value $225,000. The 225,000 shares had an aggregate value of $112,500 and the Company has issued an additional 225,000 shares of the Company's common stock to make up the deficit. The cost will be amortized on a pro rata-per-unit basis as residential units are sold. As of April 30, 2006, no amortization has been taken.

 Intellectual Property

The Company acquired certain proprietary information that provides the basis for the effective implementation and operation of the Geo-Utility business concept in return for 75,000 fully paid and non-assessable shares of the Company's common stock and 150,000 options to purchase 150,000 shares of its common stock, 37,500 at $0.75 per share and 37,500 at $1.00 per share exercisable until July 31, 2009 and 37,500 at $1.25 per share and 37,500 at $1.50 per share exercisable until July 31, 2010. These have been recorded at the fair value of $57,496. In addition the vendor is entitled to a royalty of 2.5% from gross revenue of Geo-Utility projects which the Company is directly involved and 0.5% of gross fees from Geo-Utility projects where the Company provides project management. This intangible asset has an indefinite life. Management evaluates the asset for impairment on at least an annual basis.

 Option Rights Agreement

During 2005, and modified in April 2006 to reduce the cost to exercise the option, the Company obtained the exclusive rights to acquire, from a director of the Company and his partner who is the father of the Company's Chief Executive Officer, to a new technology within the geothermal heating and cooling and any other HVAC related application. The Company paid for this option by issuing 50,000 fully paid and non-assessable shares of its common stock and 50,000 options to acquire 50,000 shares of the Company's common stock at a price of $0.75 per share exercisable for five years. These have been recorded at the fair value of $55,156. The Company has a period of 12 months from the signing of the agreement to determine whether it will exercise the option. The cost to exercise the option is an additional 250,000 shares of the Company's common stock and options to acquire 250,000 shares of the Company's common stock at $0.75 per share exercisable for five years from the date of exercising the option. In addition the Company will be obligated to pay a royalty of 2.5% of gross revenue related to the revenue generated from the technology. The cost is being amortized over one year on a straight-line basis.

Note 4. Related Party Transactions and Balances

 Loans Payable, Related Parties

During 2003, a director and officer of the Company made an unsecured loan to the Company in the amount of $30,600, due on demand, payable monthly as to interest only at 8%, with the principal to be repaid in full on or before April 1, 2004. In connection with this loan, options were granted which entitle the holder to purchase 50,000 shares of the Company's common stock until 2012: 25,000 at $0.25 per share and 25,000 at $0.50 per share. The fair value of the options of $37,978 was recorded as interest expense during 2003. During 2004, the loan was extended and the Company agreed to pay an additional $6,511 in refinancing costs. The balance remaining, including accrued interest, at April 30, 2006, is $11,195.

Due to Stockholders

Amounts due to stockholders at April 30, 2006, are unsecured, without specific terms of repayment and non-interest bearing. The balance remaining due at April 30, 2006, is $16,941.

Other Related Party Transactions

During the six months ended April 30, 2006 and 2005, the Company incurred consulting fees and related expenses to a company controlled by an officer and director of the Company in the amount of $75,000 and $75,000. During the six months ended April 30, 2006, $112,500 of the amount owing was converted into 208,333 shares of the Company's common stock based on the fair value of the common stock at the transaction dates. In addition 208,333 warrants to purchase the Company's common stock at $0.30 per share until 2011 were also issued. The balance remaining due at April 30, 2006, is nil.

Note 5. Term Loan

The Company arranged term financing of $2 million to complete the acquisition of Pacific Geo Exchange Inc. and Earth Source Energy Inc. This loan is secured against all assets of the Company and bears interest, payable monthly, at the rate of prime plus 3%, with a minimum interest rate of 8%. The loan is repayable in 32 monthly payments of $62,500 commencing August 2006.

The Company also arranged a $4 million revolving line of credit with an interest rate of prime plus 2%. To date, the Company has not closed on this loan.

The Company issued 8,586,754 warrants, exercisable at $0.001 per share until 2050, in connection with these two loans. If the Company does not close on the $4 million revolving loan 5,667,258 warrants will be returned to the Company.

The Company has recorded a discount against the loan based on the relative fair value of the 2,919,496 warrants related to the $2 million term loan in the amount of $960,000. As the lender has agreed not to hold more than 4.99% of the Company's stock at any one time only that portion of the debt discount equivalent to the exercising of warrants which would equate to 4.99% of the Company's outstanding stock as at the date of funding have been expensed as interest in the amount of $391,000. The balance of the debt discount is being amortized over 36 months.

Note 6. Share Capital

Preferred Stock

The Company's authorized capital includes 10,000,000 shares of preferred stock of $0.001 par value. The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

No shares of preferred stock are issued and outstanding as of April 30, 2006.

 Common Stock

During the six months ended April 30, 2006, the Company:

         o issued 44,000 shares of common stock and warrants to purchase 44,000 shares of common stock of the Company at $0.50 per share until 2010 for $22,000.
         o issued 616,250 shares of common stock and warrants to purchase 616,250 shares of common stock of the Company at $0.40 per share until 2010 for $246,500.
         o issued 15,000 shares of common stock and warrants to purchase 15,000 shares of common stock of the Company at $0.35 per share until 2011 for $5,250.
         o issued 381,667 shares of common stock and warrants to purchase 381,667 shares of common stock of the company at $0.30 per share until 2011 for $114,500.
         o issued 954,465 shares of common stock for payment of services with a fair value of $427,500.

         o issued 371,370 shares of common stock to certain employees for payment of accrued wages and consulting fees in the amount of $185,685.
         o        issued 191,590 shares of common stock to related parties for payments of services with a fair value of $95,795.
         o        issued 1,171,230 shares of common stock with a fair value of
                  $504,133 in connection with acquisition of subsidiaries.
         o issued 225,000 shares of common stock with a fair value of $112,500 to settle the short fall in value of shares issued in 2005 with regards to acquisition of geo-site rights.
         o issued 25,000 shares of common stock upon options being exercised to purchase shares of common stock at $0.25 per share.
         o issued 1,250,000 shares of common stock to certain management of the Company for contract renewals with a fair value of $662,500.
         o        issued 979,166 shares of common stock to certain employees for payment of accrued wages in the amount of $293,750.
         o        issued 102,612 shares of common stock to certain employees for payments of services with a fair value of $30,784.
         o issued 444,409 shares of common stock and warrants to purchase 444,409 shares of common stock at $0.30 per share until 2011 to related parties to settle repayment of loans and advances of $133,323.
         o issued 220,000 shares of common stock and warrants to purchase 116,667 shares of common stock at $0.30 per share until 2011 to settle repayment of loans and consulting fees.

 Stock Purchase Warrants

At April 30, 2006, the Company had outstanding warrants to purchase 12,402,373 shares of the Company's common stock as follows:

    Number of warrants           Exercise Price                 Expiry
    ------------------           --------------                 ------

          100,000                    $0.35                       2007
           75,000                     0.75                       2010
           75,000                     1.00                       2010
          417,500                     0.40                       2010
          270,000                     0.50                       2010
        1,921,909                     0.30                       2011
           15,000                     0.35                       2011
          323,750                     0.40                       2011
          317,460                     0.63                       2011
          300,000                     0.01                       2011
        8,586,754                     0.001                      2050

At April 30, 2006, 12,402,373 shares of common stock were reserved.

Included in the 8,586,754 warrants exercisable to purchase the Company's common stock at $0.001 is 5,667,258 warrants which, although they have been issued, will be returned to the Company if the Company does not close on the $4 million revolving loan. The fair value of these warrants has not been accounted for in these financial statements as it is not determinable until such time as the Company closes on the $4 million revolving loan.

Note 7. Stock-based Compensation

Although the Company does not have a formal stock option plan, during the six months ended April 30, 2006, the Company issued stock options to directors, employees, advisors, and consultants.

A summary of the Company's stock options is as follows:

                                                                             Number of           Weighted Average
                                                                              Options             Exercise Price
                                                                       --------------------    ---------------------
Outstanding at October 31, 2005                                              6,515,000                 $0.78
     Options exercised                                                         (25,000)                (0.25)
     Options issued:
                         to consultant                                         100,000                  0.40
                         to employees and directors                          1,350,000                  0.30
                         to employees                                          250,000                  0.63
                         to consultant                                         250,000                  0.50
                         to employees and directors                          1,250,000                  0.53
                         to consultant                                         200,000                  0.30
                                                                       --------------------
Outstanding at April 30, 2006                                                9,890,000                  0.66
                                                                       ====================

The following table summarizes stock options outstanding at April 30, 2006:
                                                                   Average Remaining                 Number
                                   Number Outstanding at           Contractual Life              Exercisable at
       Exercise Price                 April 30, 2006                    (Years)                  April 30, 2006
-----------------------------    --------------------------     ------------------------    -------------------------
         $0.25                              379,750                       2.50                         379,750
          0.30                            1,550,000                       4.75                       1,550,000
          0.40                              100,000                       5.00                         100,000
          0.50                            1,087,250                       4.50                       1,087,250
          0.53                            1,250,000                       5.00                       1,250,000
          0.63                              250,000                       5.00                         250,000
          0.75                            1,835,500                       7.50                       1,835,500
          1.00                            3,051,250                       6.50                       3,051,250
          1.25                               87,500                       5.50                          50,000
          1.50                              282,500                       6.00                         245,000
          2.00                               16,250                       4.75                          16,250
                                 --------------------------                                 -------------------------
                                          9,890,000                                                  9,815,000
                                 ==========================                                 =========================

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model. The assumptions used in calculating the fair value of the options granted were risk-free interest rate of 5.0%, a 5-year expected life, volatility of 160% and a dividend yield of 0.0%.

Note 8. Letter of Intent

The Company has entered into a non-binding letter of intent to acquire all of the issued and outstanding shares of two drilling companies for a combined price of $4,614,650 (Cdn $5,185,000) payable, in cash on closing as to $1,557,500 (Cdn $1,750,000); a one year promissory note in the amount of $445,000 (Cdn $500,000) with interest of 8% per annum payable monthly; a five year term note in the amount of $1,054,650 (Cdn $1,185,000) payable monthly as to principal of Cdn $20,567 and interest calculated at 8% per annum; an amount of $1,557,500 (Cdn $1.75 million) to be paid at closing by issuing shares of the Company's common stock at an agreed value of US $0.50 per share with the exact number of shares to be determined at closing dependent on the exchange rate of the Canadian dollar. In addition the vendors will be issued Cdn $1.5 million worth of warrants to purchase shares of the Company's common stock, the exact number and exercise price to be determined at closing dependent on the exchange rate of the Canadian dollar and weighted average trading price of the Company's common stock. The Company will also refinance approximately $2,225,000 (Cdn $2,500,000) of secured debt of the acquired companies. This acquisition is expected to close during the third fiscal quarter of 2006.

In addition, the Company has agreed to enter into five year consulting agreements with two senior managers of the acquired companies. These agreements will have annual remuneration of Cdn $150,000 and Cdn $125,000 together with an option package.

Note 9. Subsequent Events

Subsequent to April 30, 2006, the Company:

         o issued 1,158,333 shares of its common stock and warrants to purchase 1,158,333 shares of its common stock at $0.30 per share until 2011 for total proceeds of $347,500
         o issued 79,887 shares of its common stock and options to purchase 79,887 shares of its common stock at $0.30 per share until 2011 to a company for services received with a fair value of $23,966.
         o issued 220,000 shares of its common stock for services received with a fair value of $79,200.
         o        issued 60,000 shares of its common stock to certain employees for services received with a fair value of $22,200
         o        issued options to certain employees to purchase shares of its common stock until the year 2011 at a price of $0.37 per share

        Item 2. Management's Discussion and Analysis or Plan of Operation

         The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements for the three and six month periods ended April 30, 2006 and 2005, and our annual report on Form 10-KSB for the year ended October 31, 2005, including the financial statements and notes thereto.

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

Introduction

         Management believes the most significant features of our financial condition are that (i) we have closed on a $2 million term loan which permitted us to finalize the acquisition of Pacific Geo Exchange Inc. and Earth Source Energy Inc.; (ii) the acquisition of Pacific Geo Exchange Inc. and Earth Source Energy Inc. has permitted us to increase the speed of expanding the manufacturing, sales and installation the EI Elemental Heat Energy System; and
iii) we have a revolving credit line of $4 million now contractually available to the Company that, if closed, would enable us to acquire and vertically integrate an additional group of companies operating within the geo-thermal drilling and environmental industry.

Results of Operations

         Comparison of the Three and Six Months Ended April 30, 2006, with the Three and Six Months Ended April 30, 2005

         We have generated gross revenue of $679,690 and $577,644 with related costs of revenue of $474,817 and $378,480 in the six and three month periods ended April 30, 2006, respectively as compared to gross revenues of $75,532 and $56,123 and cost of revenue of $50,616 and $47,592 for the six and three months ended April 30, 2005. This is primarily due to our acquisition of Earth Source Energy Inc. and the inclusion of its gross revenues, and cost of sales, for the period of ownership commencing March 7, 2006.

         Our operating expenses for the six and three months ended April 30, 2006, were $5,266,926 and $4,306,704 as compared to $860,844 and $486,541 for the comparable periods in 2005, an increase of 511% and 785% respectively. This reflects investor relations costs of $591,307 and $463,807 for the six and three months respectively; $1,272,245 ($929,797 of which is non-cash), for both the six and three months ended April 30, 2006, for financing costs related to the acquisition and conversion of certain debt; $1,397,899 and $1,019,086 recorded in accordance with the Company's adoption of SFAS 123 (R) for options issued to employees and directors for the six and three months ended April 30, 2006, as compared to $25,000 for both the six and three months ended April 30, 2005.

         We had 28 full-time employees as of April 30, 2006, as compared to 10 full-time employees at April 30, 2005.

Liquidity and Capital Resources

         As of April 30, 2006, our current assets stood at $914,191, as compared to $193,472 at October 31, 2005. As of April 30, 2006, our current liabilities were $1,225,123, as compared to $763,551 at October 31, 2005. As at April 30, 2006, our long-term liabilities were $1,479,543 as compared to nil at October 31, 2005. Net cash used in operating activities increased to $983,935 for the six months ended April 30, 2006, as compared to $76,722 for the six months ended April 30, 2005.

         Net cash spent on investing activities increased to $954,461, including the cash component of $952,897 paid as part of the acquisition of Pacific Geo Exchange Inc., for the six months ended April 30, 2006, as compared to net cash spent during the six months ended April 30, 2005, of $5,510.

         Net cash of $1,926,885 provided by financing activities during the six months ended April 30, 2006, consists of proceeds from the term loan of $2 million; the issuance of common stock for $388,250; net advances from stockholders of $83,776 and a repayment of financial obligations of Pacific Geo Exchange Inc in the amount of $548,900 as compared to net cash of $73,799 during the comparable six months ended April 30, 2005, which was derived primarily from advances by stockholders.

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


                         Item 3. Controls and Procedures

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of April 30, 2006, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of January 31, 2006, our disclosure controls and procedures were effective.

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

                           PART II--OTHER INFORMATION

       Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

         In March 2006, we agreed to issue 118,750 common shares and warrants to purchase 118,750 common shares at $0.40 per share expiring March 2011 for total cash consideration of $47,500, or $0.40 per share to a company controlled by an officer and director of the Company. The investor has represented that it is not a resident of the United States, acknowledged that the securities will constitute restricted securities, and consented to restrictive legends on the certificates to be issued.

         In April 2006, we agreed to issue 25,000 common shares upon the exercise of options to purchase 25,000 common shares at $0.25 per share.

         In April 2006, we agreed to issue 600,000 common shares to a consultant for services received with a fair value of $300,000.

         In April 2006, we agreed to issue 1,250,000 common shares and options to purchase 1,250,000 common shares at $0.53 per share to certain management and directors for services received with a fair value of $662,500.

         In April 2006, we agreed to issue 1,081,778 common shares and warrants to purchase 979,166 common shares at $0.30 per share to certain employees and directors for the conversion of accrued wages in the amount of $324,284.

         In April 2006, we agreed to issue 664,409 common shares and warrants to purchase 561,076 common shares at $0.30 per share to certain employees, directors and consultants for the conversion of loans and advances totaling 199,323.

         In May 2006, we agreed to issue 60,000 common shares to certain employees for services received with a fair value of $22,200.

         In each of the above transactions with our officers, directors, employees, and consultants, the recipient represented that he or she was not a resident of the United States, acknowledged that the securities will constitute restricted securities, and consented to restrictive legends on the certificates to be issued. These transactions were effected in reliance on Regulation S.

         In May 2006, we agreed to issue 800,000 common shares and warrants to purchase 800,000 common shares at $0.30 per share expiring May 2011 for total cash consideration of $240,000, or $0.30 per share. The investor has represented that it is not a resident of the United States, acknowledged that the securities will constitute restricted securities, and consented to restrictive legends on the certificates to be issued. This transaction was effected in reliance on Regulation S.

         In May 2006, we agreed to issue 166,666 common shares and warrants to purchase 166,666 common shares at $0.30 per share expiring May 2011 for total cash consideration of $50,000, or $0.30 per share to an officer and director of the Company. The investor has represented that he is not a resident of the United States, acknowledged that the securities will constitute restricted securities, and consented to restrictive legends on the certificates to be issued. This transaction was effected in reliance on Regulation S.

         In May 2006, we agreed to issue 220,000 common shares for services received with a fair value of $79,200. No general solicitation was used, the terms of the transaction were negotiated directly between the person performing the services and our executive officers, and the recipient acknowledged that the securities will constitute restricted securities and consented to restrictive legends on the certificates to be issued. This transaction was effected in reliance on the exemption in Section 4(2) of the Securities Act of 1933 as not involving any public offering.

         In May 2006, we agreed to issue 60,300 common shares and warrants to purchase 60,300 common shares at $0.30 per share expiring May 2011 for total cash consideration of $18,090, or $0.30 per share. The investor has represented that it is not a resident of the United States, acknowledged that the securities will constitute restricted securities, and consented to restrictive legends on the certificates to be issued. This transaction was effected in reliance on Regulation S.

         In May 2006, we agreed to issue 70,000 common shares and warrants to purchase 70,000 common shares at $0.30 per share expiring May 2011 for total cash consideration of $21,000, or $0.30 per share. The investor has represented that it is not a resident of the United States, acknowledged that the securities will constitute restricted securities, and consented to restrictive legends on the certificates to be issued. This transaction was effected in reliance on Regulation S.

         In May 2006, we agreed to issue 61,367 common shares and warrants to purchase 61,367 common shares at $0.30 per share expiring May 2011 for total cash consideration of $18,410, or $0.30 per share. The investor has represented that it is not a resident of the United States, acknowledged that the securities will constitute restricted securities, and consented to restrictive legends on the certificates to be issued. This transaction was effected in reliance on Regulation S.


                            Item 5. Other Information

         See "Item 2: Unregistered Sales of Equity Securities and Use of Proceeds" for disclosure of issuances of unregistered securities that, in the aggregate, exceeded 5% of the Company's issued and outstanding common stock.

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

                                         Registrant

                                         ESSENTIAL INNOVATIONS TECHNOLOGY CORP.


Date: June 19, 2006                      By: /s/ Jason McDiarmid
                                            ------------------------------------
                                            Jason McDiarmid, President and
                                            Chief Executive Officer


Date: June 19, 2006                      By: /s/ Kenneth G.C. Telford
                                           -------------------------------------
                                           Kenneth G.C. Telford
                                           Chief Financial Officer