Form 10QSB
period 2006-07-31
ESSENTIAL INNOVATIONS TECHNOLOGY CORP
filed 2006-09-14
CIK 1250897

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2006


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

                     114 West Magnolia Street, Suite 400-142
                              Bellingham, WA 98225
                   -----------------------------------------
                    (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 11, 2006, the issuer had one class of common stock, with a par value of $0.001, of which 29,392,746 shares were issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            Page


                          PART I--FINANCIAL INFORMATION

Item 1: Financial Statements:
          Unaudited Consolidated Balance Sheet as at July 31, 2006 ............3
          Unaudited Consolidated Statements of Operations for the
            Three and Nine Months Ended July 31, 2006 and 2005.................4
          Unaudited Consolidated Statement of Stockholders' Deficiency and
            Comprehensive Loss for the Nine Months Ended July 31, 2006.........5
          Unaudited Consolidated Statement of Cash Flows for the
            Nine Months Ended July 31, 2006 and 2005...........................6
          Notes to Consolidated Financial Statements...........................8

Item 2: Management's Discussion and Analysis or Plan of Operation.............17

Item 3: Controls and Procedures...............................................19

                           PART II--OTHER INFORMATION

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds...........20

Item 6: Exhibits..............................................................21

        Signatures............................................................22

                          PART I--FINANCIAL INFORMATION

                          Item 1. Financial Statements

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Consolidated Balance Sheet
(Expressed in United States dollars)
July 31, 2006
(unaudited)

Assets



Current assets:
              Cash                                                                $          49,811
              Accounts receivable                                                           617,192
              Inventory                                                                     192,185
              Due from related company                                                       15,899
              Prepaid expenses                                                               72,373
              --------------------------------------------------------------------------------------
              Total current assets                                                          947,460

Property and equipment, net                                                                 174,238

Deposits                                                                                     36,248

Goodwill                                                                                  2,087,462

Intangible assets                                                                           369,079
----------------------------------------------------------------------------------------------------

Total assets                                                                      $       3,614,487
====================================================================================================

Liabilities and Stockholders' Equity

Current liabilities:

              Accounts payable                                                    $         984,397
              Accrued expenses                                                              341,664
              Accrued wages                                                                 265,102
              Deferred Revenue                                                               46,968
              Loans payable, related parties                                                 11,195
              Tenant inducement                                                               4,792
              Due to shareholders                                                            36,049
              Current portion of long term debt                                             574,136
----------------------------------------------------------------------------------------------------
              Total current liabilities                                                   2,264,303
                                                                                     ---------------

Long term liabilities:
              Term loan, net of discount                                                    937,185
              Finance loans                                                                  26,563
                                                                                     ---------------

Total liabilities                                                                         3,228,051

Stockholders' Equity
       Preferred stock:
              $0.001 par value, authorized 10,000,000 shares
              issued and outstanding nil shares
       Common stock:
              $0.001 par value, authorized 100,000,000 shares
              issued and outstanding 28,137,465 shares                                       28,137
       Additional paid in capital                                                        14,385,169
       Accumulated deficit                                                              (13,970,439)
       Accumulated other comprehensive loss                                                 (56,431)
----------------------------------------------------------------------------------------------------
              Total stockholders' equity                                                    386,436
----------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                        $       3,614,487
====================================================================================================


See accompanying notes to consolidated financial statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Consolidated Statements of Operations
(Expressed in United States dollars)
For the three and nine months ended July 31, 2006 and 2005
(unaudited)

                                                                Three            Three           Three           Three
                                                                months           months          months          months
                                                                ended July       ended July      ended July      ended July
                                                                31, 2006         31, 2006        31, 2006        31, 2006
Revenue                                                    $        857,330   $       38,819   $   1,537,020   $     112,351

Cost of Sales                                                       644,522           31,212       1,119,339          81,828
                                                              ---------------------------------------------------------------

Gross Profit                                                        212,808            7,607         417,681          30,523

Expenses:
         General and administrative                               1,107,313          396,484       6,374,239       1,257,328

         --------------------------------------------------------------------------------------------------------------------
                                                                  1,107,313          396,484       6,374,239       1,257,328

Other income and expense:
         Interest expense                                           (71,695)          (9,092)       (111,402)        (18,456)
         Interest expense, related parties                             (580)            (540)         (1,660)         (1,620)
         Interest income                                                527                -           2,643               5
         --------------------------------------------------------------------------------------------------------------------
                                                                    (71,748)          (9,632)       (110,419)        (20,071)
-----------------------------------------------------------------------------------------------------------------------------
Net Loss for the period                                    $       (966,253)  $     (398,509)  $  (6,066,977)  $  (1,246,876)
=============================================================================================================================


Net Loss per share - basic and diluted                     $          (0.04)  $        (0.03)  $       (0.26)  $       (0.09)

Weighted average number of shares outstanding                    27,372,003       13,555,963      22,974,384      13,304,590
=============================================================================================================================


See accompanying notes to consolidated financial statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.


Consolidated Statement of Stockholders' Deficiency and Comprehensive Loss
(Expressed in United States dollars)
For the nine months ended July 31, 2006
(unaudited)

                                                                                                         Accumulated
                                                          Common stock                                      other
                                                      ----------------------   Additional                  compre-        Total
                                                       Number of                paid-in     Accumulated    hensive     stocholders'
                                                         Shares    Amount       capital      deficit        loss         equity
                                                      ----------  --------   ------------ -------------   ---------   ------------
Balance October 31, 2005                              19,106,921  $ 19,107   $  7,817,808  $ (7,903,462)   $(38,672)  $   (105,219)


Loss for the period                                            -         -              -    (6,066,977)          -     (6,066,977)
Foreign currency translation                                   -         -              -             -     (17,759)       (17,759)
                                                                                                                       -----------
Comprehensive loss                                                                                                      (6,084,736)

Common stock and warrants issued for
    cash received
            three months ended January 31, 2006          568,167       568        208,682             -           -        209,250
            three months ended April 30, 2006            488,750       489        178,511             -           -        179,000
            three months ended July 31, 2006           1,597,542     1,598        482,665             -           -        484,263

Common stock issued to related
parties for services received
            three months ended January 31, 2006          191,590       192         95,603             -           -         95,795
            three months ended April 30, 2006          2,331,778     2,332        984,702             -           -        987,034
            three months ended July 31, 2006              50,000        50         18,450             -           -         18,500

Common stock issued to related parties
to settle accrued wages and consulting fees
             three months ended January 31, 2006         371,370       371        185,314             -           -        185,685

Common stock issued for services received
             three months ended January 31, 2006         354,465       354        127,146             -           -        127,500
             three months ended April 30, 2006           600,000       600        299,400             -           -        300,000
             three months ended July 31, 2006            329,887       330        115,786             -           -        116,116

Common stock issued for acquisition of
subsidiaries                                           1,171,230     1,171        502,961             -           -        504,132

Warrants issued in connection with financings                  -         -      1,230,423             -           -      1,230,423

Common stock issued on exercise of options                25,000        25          6,225             -           -          6,250

Common stock issued in relation to Geo-
Site Rights                                              225,000       225           (225)            -           -              -

Common stock issued to related parties
to repay loans and advances                              444,409       444        132,879             -           -        133,323

Common stock issued to repay loans and
consulting fees                                          220,000       220         65,780             -           -         66,000

Common stock issued for purchase of automobile            61,356        61         15,278             -           -         15,339

Warrants issued to related parties for
services                                                       -         -        446,311             -           -        446,311

Warrants issued in settlement of loans
and consulting fees                                            -         -         47,360             -           -         47,360

Options issued to related parties for
services received
             three months ended January 31, 2006               -         -        378,813             -           -        378,813
             three months ended April 30, 2006                 -         -        753,179             -           -        753,179
             three months ended July 31, 2006                  -         -         38,608             -           -         38,608

Options issued for services received
             three months ended January 31, 2006               -         -         37,474             -           -         37,474
             three months ended April 30, 2006                 -         -        169,618             -           -        169,618
             three months ended July 31, 2006                  -         -         46,418             -           -         46,418
                                                      ------------------------------------------------------------------------------

Balance July 31, 2006                                 28,137,465  $ 28,137   $ 14,385,169 $ (13,970,439)  $ (56,431)  $    386,436
                                                      ==============================================================================


See accompanying notes to consolidated financial statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Consolidated Statements of Cash Flows
(Expressed in United States dollars)
For the nine months ended July 31, 2006 and 2005
(unaudited)

                                                                     Nine months          Nine months
                                                                     ended July           ended July
                                                                     31, 2006             31, 2005
                                                                    ------------        ------------
Cash provided by (used in):

Operations:
    Net Loss for the period                                         $ (6,066,977)       $ (1,246,876)
    Adjustment to reconcile net loss for the period to
    net cash used in operating activities:
       Depreciation of property and equipment                             22,554              14,638
       Amortization of intangible assets                                  41,563                   -
       Amortization of debt discount                                     470,025                   -
       Gain on tenant inducements                                         (7,733)             (7,259)
       Common stock issued for services                                  543,616             127,000
       Common stock issued to related parties
          for services                                                 1,101,329             247,183
       Options issued for services                                       253,510              40,900
       Options issued to related parties for services                  1,170,600              25,000
       Warrants issued for financings                                    270,423                   -
       Warrants issued to related parties for services                   446,311                   -
       Warrants issued in settlement of loans and consulting fees         47,360                   -
       Foreign exchange on loan payable                                    5,770                   -
       Changes in assets and liabilities
              Accounts receivable                                         55,957              (3,642)
              Inventory                                                  (74,626)            (15,359)
              Prepaid expenses                                           (57,666)             17,091
              Accounts payable                                           171,207             223,051
              Accrued expenses and wages                                 471,815             478,804
              Deferred revenue                                          (191,846)                  -
    ----------------------------------------------------------------------------        ------------
    Net cash used in operating activities                             (1,326,808)            (99,469)
                                                                    ------------        ------------

Investments:
    Purchase of property and equipment                                   (50,263)             (5,510)
    Deposits                                                             (22,291)                  -
    Cash component to acquire subsidiaries                              (952,897)                  -
    ----------------------------------------------------------------------------        ------------
    Net cash used in investing activities                             (1,025,451)             (5,510)
                                                                    ------------        ------------

Financing:
    Subscription for common stock                                        872,513              50,000
    Proceeds received from exercise of options                             6,250                   -
    Proceeds of term loan                                              2,000,000                   -
    Repayment of term loan                                               (12,500)                  -
    Porceeds of short term loan                                          258,000                   -
    Repayment of short term loan                                        (258,000)                  -
    Payout of subsidiary loans on acquisition                           (548,900)                  -
    Tenant inducements received                                                -               5,574
    Advances from shareholders                                           134,858             142,095
    Repayment of finance loans                                            (4,249)                  -
    Repayment of loan payable                                            (30,450)                  -
    ----------------------------------------------------------------------------        ------------
    Net cash provided by financing activities                          2,417,522             197,669
    ----------------------------------------------------------------------------        ------------

Increase in cash during the period                                        65,263              92,690
Foreign exchange effect on cash                                          (17,759)             (7,033)
Cash at beginning of the period                                            2,307                  87
                                                                    ------------        ------------

Cash at end of the period                                           $     49,811        $     85,744
                                                                    ============        ============


See accompanying notes to consolidated financial statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Consolidated Statement of Cash Flows (continued)
(Expressed in United States dollars)
For the nine months ended July 31, 2006 and 2005
(unaudited)


Supplementary Information:

                                                                     Nine months          Nine months
                                                                     ended July           ended July
                                                                     31, 2006             31, 2005
                                                                    ------------        ------------
     Interest paid                                                  $          -        $          -
     Income taxes paid                                                         -                   -
     Non-cash transactions:
         Common shares issued to related parties to settle
             accrued wages and consulting fees                           185,685                   -
         Common shares issued for geo-site rights                            225                 225
         Fair value of warrants issued for acquisition of
             geo-site rights                                                   -              47,468
         Common shares issued to acquire subsidiaries                    504,132                   -
         Warrants issued to secure term loan                             960,000                   -
         Common shares issued to related parties to repay
         loans and advances                                              133,323                   -
         Common shares issued to repay loans and
         consulting fees                                                  66,000                   -
         Common shares issued for acquisition of automobile               15,339                   -




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

Future Operations

The Company's consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. As discussed above, the Company recently emerged from the development stage and it has not yet generated positive cash flows from operations. It is the Company's intention to borrow funds and to raise additional equity to finance the further development of a market for its products until positive cash flow can be generated from its operations. However, there can be no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company. Such limitations could have a material adverse effect on the Company's business, financial condition, or operations and these consolidated financial statements do not include any adjustment that could result. Failure to obtain sufficient additional funding would necessitate reduction or limitation of the Company's operating activities.

Basis of Consolidation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB, and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for such interim period. The results reported in these interim consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended October 31, 2005.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding in the period. Diluted loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive securities. The potentially dilutive equity instruments described more completely in Notes 5 and 6 outstanding during the nine months ended July 31, 2006 and 2005, are antidilutive due to the Company's losses.

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

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in "general and administrative expenses" in the statements of operations, which amount was not material for the nine months ended July 31, 2006, and 2005.

Stock-Based Compensation

Prior to November 1, 2005, the Company accounted for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. In December 2004, SFAS No. 123(R), Share-Based Payment, which addresses the accounting for employee stock options, was issued. SFAS No. 123(R) revises the disclosure provisions of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements over the vesting period based on the estimated fair value of the awards. The Company adopted SFAS No. 123(R) as of November 1, 2005, using the modified prospective application. Adopting SFAS No. 123(R) resulted in additional compensation of $1,287,874 being recorded in the nine months ended July 31, 2006, which resulted in a net effect on basic and diluted earnings per share of $(0.06). There was no impact on cash flows.

The following table illustrates the effects on net loss if the fair value method had been applied to all outstanding and vested awards for the nine months ended July 31, 2005:

                                                                                              2005
                                                                                        ------------------
        Net loss, as reported
                                                                                            $(1,246,876)
        Add stock-based employee compensation expense included in reported net loss,
          net of tax                                                                            272,981
        Deduct total stock-based employee compensation expense determined under the
          fair-value method, net of tax                                                        (308,075)
                                                                                        ------------------
        Pro forma net loss
                                                                                            $(1,281,970)
                                                                                        ==================
        Pro forma net loss per share
                                                                                                $(0.10)
                                                                                        ==================

Recent Accounting Pronouncement

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

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

The acquisition has been recorded as a purchase and the Company has recorded goodwill of $2,087,462 in relation to this acquisition.

During the three months ended July 31, 2006, the Company has determined that the assumed liabilities, as of the date of acquisition, of Pacific Geo Exchange Inc. and Earth Source Energy Inc. were $174,805 greater than those reported as at the fiscal quarter ended April 30, 2006. The effect of the increase in assumed liabilities has been an increase in the purchase price of the same amount. As a result of this purchase price adjustment, the Company has increased the goodwill arising from this acquisition by $174,805.

A summary of the assets and liabilities acquired is as follows:
Assets
Accounts receivable                                                                   $   537,913
Inventory                                                                                  65,136
Prepaid expenses                                                                           10,362
Due from related parties                                                                   15,718
Fixed assets                                                                               91,874
                                                                                     ------------

Intangible assets recorded in connection with purchase                                  2,087,462

Total assets                                                                            2,808,465

Liabilities

Bank indebtedness                                                                         389,937
Accounts payable and accrued expenses                                                     493,754
Deferred revenue                                                                          238,816
Due to related parties                                                                    110,115
Long-term debt                                                                            118,813
                                                                                     ------------
                                                                                        1,351,435
                                                                                     ------------
Net assets acquired                                                                   $ 1,457,030

Acquisition paid
              Cash                                                  $  952,897
              Shares                                                   594,133
                                                                    ----------
                                                                    $1,457,030

                                       11

Pro forma results of the Company for the nine months ended July 31, 2006, as if the acquisition occurred on November 1, 2005, are:

                                                                         Pacific Geo Exchange
                                                                                 Inc.
                                                 Essential Innovations    Earth Source Energy     Pro forma
                                                    Technology Corp              Inc.            Consolidated
Revenue                                              $     277,843             $ 2,014,550        $ 2,292,393
Cost of revenue                                            229,721               1,347,914          1,577,635
                                                     -------------             -----------        -----------
Gross Profit                                                48,122                 666,636            714,758
                                                     -------------             -----------        -----------

Expenses:
   General and administrative                            6,019,211                 561,196          6,580,407
                                                     -------------             -----------        -----------

Other income and expense:
    Interest expense                                      (105,967)                 (5,435)          (111,402)
    Interest expense, related parties                       (1,660)                 (1,187)            (2,847)
    Interest income                                          2,643                     124
                                                     -------------             -----------        -----------
                                                                                                        2,767
                                                          (104,984)                 (6,498)          (111,482)
                                                     -------------             -----------        -----------
Net loss for the period                              $  (6,076,073)            $    98,942        $(5,977,131)
                                                     =============             ===========        ===========

Note 3. Intangible Assets

Geo-Site Rights

The Company acquired the exclusive rights to provide a geo-field operating lease and to supply its heating and cooling units to a new residential subdivision in Westbank, British Columbia, for 225,000 shares of the Company's common stock with a fair value of $225,000 and 150,000 warrants, with a fair value of $47,468, exercisable until 2010, for 150,000 shares of the Company's common stock, 75,000 at $0.75 per share and 75,000 at $1.00 per share. The Company guaranteed that the 225,000 shares of the Company's common stock would have an aggregate fair market value of at least $225,000 one year after issuance, and if the aggregate fair market value is less than $225,000, the Company will issue additional shares of common stock to make the aggregate value $225,000. The 225,000 shares had an aggregate value of $112,500 and the Company has issued an additional 225,000 shares of the Company's common stock to make up the deficit. The cost will be amortized on a pro rata-per-unit basis as residential units are sold. As of July 31, 2006, no amortization has been taken.

Intellectual Property

The Company acquired certain proprietary information that provides the basis for the effective implementation and operation of the geo-utility business concept in return for 75,000 fully paid and nonassessable shares of the Company's common stock and options to purchase 150,000 shares of its common stock, 37,500 at $0.75 per share and 37,500 at $1.00 per share exercisable until July 31, 2009, and 37,500 at $1.25 per share and 37,500 at $1.50 per share exercisable until July 31, 2010. These have been recorded at the fair value of $57,496. In addition the vendor is entitled to a royalty of 2.5% from gross revenue of geo-utility projects in which the Company is directly involved and 0.5% of gross fees from geo-utility projects where the Company provides project management. This intangible asset has an indefinite life. Management evaluates the asset for impairment on at least an annual basis.

Option Rights Agreement

During 2005, and modified in April 2006 to reduce the cost to exercise the option, the Company obtained the exclusive rights to acquire, from a director of the Company and his partner, who is the father of the Company's Chief Executive Officer, a new technology within the geothermal heating and cooling and any other heating, ventilating, and air conditioning related application. The Company paid for this option by issuing 50,000 fully paid and nonassessable shares of its common stock and options to acquire 50,000 shares of the Company's common stock at a price of $0.75 per share exercisable for five years. These have been recorded at the fair value of $55,156. The Company has until September 2007 to determine whether it will exercise the option. The cost to exercise the option is an additional 250,000 shares of the Company's common stock and options to acquire 250,000 shares of the Company's common stock at $0.75 per share exercisable for five years from the date of exercising the option. In addition the Company will be obligated to pay a royalty of 2.5% of the gross revenue generated from the technology. The cost is being amortized over one year on a straight-line basis.


Note 4. Related-Party Transactions and Balances

Loans Payable, Related Parties

During 2003, a director and officer of the Company made an unsecured loan to the Company in the amount of $30,600, due on demand, payable monthly as to interest only at 8%, with the principal to be repaid in full on or before April 1, 2004. In connection with this loan, options were granted that entitle the holder to purchase 50,000 shares of the Company's common stock until 2012: 25,000 at $0.25 per share and 25,000 at $0.50 per share. The fair value of the options of $37,978 was recorded as interest expense during 2003. During 2004, the loan was extended and the Company agreed to pay an additional $6,511 in refinancing costs. The balance remaining, including accrued interest, at July 31, 2006, is $11,195.

Due to Stockholders

Amounts due to stockholders at July 31, 2006, are unsecured, without specific terms of repayment and non-interest bearing. The balance remaining due at July 31, 2006, is $36,049.

Other Related-Party Transactions

During the nine months ended July 31, 2006 and 2005, the Company incurred consulting fees and related expenses to a company controlled by an officer and director of the Company in the amount of $112,500 and $112,500, respectively. During the nine months ended July 31, 2006, $112,500 of the amount owing was converted into 208,333 shares of the Company's common stock based on the fair value of the common stock at the transaction dates. In addition warrants to purchase 208,333 shares of the Company's common stock at $0.30 per share until 2011 were also issued. The balance remaining due at July 31, 2006, is $37,500. Subsequent to July 31, 2006, this amount was settled by the issuance of shares of common stock of the Company.


Note 5. Term Loan

The Company arranged term financing of $2 million to complete the acquisition of Pacific Geo Exchange Inc. and Earth Source Energy Inc. This loan is secured against all assets of the Company and bears interest, payable monthly, at the rate of prime plus 3%, with a minimum interest rate of 8%. The loan is repayable in 32 monthly payments of $62,500 commencing July 2006. The Company paid a principal payment of $12,500 in July 2006 with the shortfall of $50,000 being paid subsequent to July 31, 2006.

The Company also arranged a $4 million revolving line of credit with an interest rate of prime plus 2%. This revolving line of credit did not close and the facility has been cancelled.

The Company issued warrants to purchase 8,586,754 shares of common stock, exercisable at $0.001 per share until 2050, in connection with these two loans. As the $4 million revolving loan did not close, warrants to purchase 5,667,258 shares of common stock were returned to the Company.

The Company has recorded a discount against the loan based on the relative fair value of the warrants to purchase 2,919,496 shares of common stock related to the $2 million term loan in the amount of $960,000. As the lender has agreed not to hold more than 4.99% of the Company's stock at any one time, only that portion of the debt discount equivalent to the exercising of warrants that would equate to 4.99% of the Company's outstanding stock as at the date of funding has been expensed as interest in the amount of $391,000. The balance of the debt discount is being amortized over 36 months.

Note 6. Share Capital

Preferred Stock

The Company's authorized capital includes 10,000,000 shares of preferred stock, $0.001 par value. The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

No shares of preferred stock are issued and outstanding as of July 31, 2006.

Common Stock

During the nine months ended July 31, 2006, the Company:

         o issued 44,000 shares of common stock and warrants to purchase 44,000 shares of common stock of the Company at $0.50 per share until 2010 for $22,000.
         o issued 666,250 shares of common stock and warrants to purchase 666,250 shares of common stock of the Company at $0.40 per share until 2010 for $266,500.
         o issued 15,000 shares of common stock and warrants to purchase 15,000 shares of common stock of the Company at $0.35 per share until 2011 for $5,250.
         o issued 1,929,209 shares of common stock and warrants to purchase 1,929,209 shares of common stock of the company at $0.30 per share until 2011 for $578,763.
         o issued 1,284,352 shares of common stock for payment of services with a fair value of $543,616.
         o issued 371,370 shares of common stock to certain employees for payment of accrued wages and consulting fees in the amount of $185,685.
         o issued 191,590 shares of common stock to related parties for payments of services with a fair value of $95,795.
         o issued 1,171,230 shares of common stock with a fair value of $504,133 in connection with acquisition of subsidiaries.
         o issued 225,000 shares of common stock with a fair value of $112,500 to settle the shortfall in value of shares issued in 2005 with regards to acquisition of geo-site rights.

         o issued 25,000 shares of common stock upon options being exercised to purchase shares of common stock at $0.25 per share.
         o issued 1,250,000 shares of common stock to certain management of the Company for contract renewals with a fair value of $662,500.
         o issued 979,166 shares of common stock to certain employees for payment of accrued wages in the amount of $293,750.
         o issued 152,612 shares of common stock to certain employees for payments of services with a fair value of $49,284.
         o issued 444,409 shares of common stock and warrants to purchase 444,409 shares of common stock at $0.30 per share until 2011 to related parties to settle repayment of loans and advances of $133,323.
         o issued 220,000 shares of common stock and warrants to purchase 116,667 shares of common stock at $0.30 per share until 2011 to settle repayment of loans and consulting fees.
         o issued 61,356 shares of common stock for the purchase of automotive equipment with a fair value of $15,339.


Stock Purchase Warrants

At July 31, 2006, the Company had outstanding warrants to purchase 8,332,657 shares of the Company's common stock as follows:

            Number of warrants           Exercise Price                 Expiry
            ------------------           --------------                 ------
                  100,000                    $0.35                       2007
                   75,000                     0.75                       2010
                   75,000                     1.00                       2010
                  417,500                     0.40                       2010
                  270,000                     0.50                       2010
                3,469,451                     0.30                       2011
                   15,000                     0.35                       2011
                  373,750                     0.40                       2011
                  317,460                     0.63                       2011
                  300,000                     0.01                       2011
                2,919,496                     0.001                      2050

At July 31, 2006, 8,332,657 shares of common stock were reserved.

During the nine months ended July 31, 2006, the Company both issued and cancelled options to purchase 5,667,258 shares of the Company's common stock at $0.001.


Note 7.  Stock-based Compensation

Although the Company does not have a formal stock option plan, during the nine months ended July 31, 2006, the Company issued stock options to directors, employees, advisors, and consultants.

A summary of the Company's stock options is as follows:

                                                                                                 Weighted Average
                                                                        Number of Options         Exercise Price
                                                                       --------------------    --------------------
Outstanding at October 31, 2005                                              6,515,000                 $0.78
     Options exercised                                                         (25,000)                (0.25)
     Options issued:
                         to consultants                                        125,000                  0.40
                         to employees and directors                          1,375,000                  0.30
                         to employees                                           90,000                  0.37
                         to employees                                          250,000                  0.63
                         to consultant                                         250,000                  0.50
                         to employees and directors                          1,250,000                  0.53
                         to consultants                                        304,887                  0.30
                                                                       --------------------
Outstanding at July 31, 2006                                                10,134,887                  0.65
                                                                       ====================

The following table summarizes stock options outstanding at July 31, 2006:


                                                                   Average Remaining                 Number
                                   Number Outstanding at           Contractual Life              Exercisable at
       Exercise Price                  July 31, 2006                    (Years)                  July 31, 2006
-----------------------------    --------------------------     ------------------------    -------------------------
         $0.25                              379,750                       2.47                         379,750
          0.30                            1,679,887                       4.56                       1,679,887
          0.37                               90,000                       4.75                          90,000
          0.40                              125,000                       4.60                         125,000
          0.50                            1,087,250                       3.74                       1,087,250
          0.53                            1,250,000                       4.75                       1,250,000
          0.63                              250,000                       4.67                         250,000
          0.75                            1,835,500                       5.20                       1,835,500
          1.00                            3,051,250                       3.97                       3,051,250
          1.25                               87,500                       4.11                          50,000
          1.50                              282,500                       3.62                         245,000
          2.00                               16,250                       4.08                          16,250
                                 --------------------------                                 -------------------------
                                         10,134,887                                                 10,059,887
                                 ==========================                                 =========================

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model. The assumptions used in calculating the fair value of the options granted were risk-free interest rate of 5.0%, a 5-year expected life, volatility of 160%, and a dividend yield of 0.0%.

Note 8. Letters of Intent

The Company has entered into a non-binding letter of intent to acquire all of the issued and outstanding shares of two drilling companies for a combined price of $4,614,650 (Cdn $5,185,000) payable, in cash on closing of $1,557,500 (Cdn
$1,750,000); a one-year promissory note in the amount of $445,000 (Cdn $500,000) with interest of 8% per annum payable monthly; a five-year term note in the amount of $1,054,650 (Cdn $1,185,000) payable monthly as to principal of Cdn $20,567 and interest calculated at 8% per annum; an amount of $1,557,500 (Cdn $1.75 million) to be paid at closing by issuing shares of the Company's common stock at an agreed value of US $0.50 per share with the exact number of shares to be determined at closing dependent on the exchange rate of the Canadian dollar. In addition the vendors will be issued warrants to purchase shares of the Company's common stock with an aggregate value of Cdn $1.5 million, the exact number and exercise price to be determined at closing dependent on the exchange rate of the Canadian dollar and weighted average trading price of the Company's common stock. The Company will also refinance approximately $2,225,000 (Cdn $2,500,000) of secured debt of the acquired companies. This acquisition is expected to close during the fourth fiscal quarter of 2006.

In addition, the Company has agreed to enter into five-year consulting agreements with two senior managers of the acquired companies. These agreements will have annual remuneration of Cdn $150,000 and Cdn $125,000 together with an option package.

The Company has also entered into a letter of intent to incorporate two joint ventures in the Peoples Republic of China. One joint venture will be for the manufacture of the Company's products and the second will be involved in the distribution and installation of geothermal exchange systems in China. The Company will be responsible for transferring certain technology and know-how and the Chinese partner will be responsible for providing start-up financing.

Note 9. Subsequent Events

Subsequent to July 31, 2006, the Company:

         o issued 233,332 shares of its common stock and warrants to purchase 233,332 shares of its common stock at $0.30 per share until 2011 for total proceeds of $65,000.
         o issued 933,949 shares of its common stock and warrants to purchase 933,949 shares of its common stock at $0.30 per share until 2011 to certain employees and consultants for payment of accrued wages and fees in the amount of $280,185.
         o issued 88,000 shares of its common stock and options to purchase 200,000 shares of its common stock at $0.30 per share until 2011 to certain employees and consultants for services received.
         o approved the issuance of a total of 350,000 shares of its common stock and options to purchase a total of 500,000 shares of its common stock at $0.30 until 2011 to two new board members.


        Item 2. Management's Discussion and Analysis or Plan of Operation

         The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements for the three- and nine-month periods ended July 31, 2006 and 2005, and our annual report on Form 10-KSB for the year ended October 31, 2005, including the financial statements and notes thereto.

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

         Readers of this report are cautioned that any forward-looking statements, including those regarding our management's current beliefs, expectations, anticipations, estimations, projections, proposals, plans, or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties. The forward-looking information is based on present circumstances and on our predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences from those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. The forward-looking statements included in this report are made only as of the date of this report. We are not obligated to update such forward-looking statements to reflect subsequent events or circumstances.

Introduction

         Management believes the most significant features of our financial condition are that we have closed on a $2 million term loan, which permitted us to finalize the acquisition of Pacific Geo Exchange Inc. and Earth Source Energy Inc. and accelerate expansion of the manufacturing, sales, and installation the EI Elemental Heat Energy System, and cancelled a revolving $4 million credit line.


Results of Operations

         Comparison of the Three and Nine Months Ended July 31, 2006, with the Three and Nine Months Ended July 31, 2005

         We have generated gross revenue of $1,537,020 and $857,330 with related costs of revenue of $1,119,339 and $644,522 in the nine and three months ended July 31, 2006, respectively, as compared to gross revenues of $112,351 and $38,819 and cost of revenue of $81,828 and $31,212 for the nine and three months ended July 31, 2005. This is primarily due to our acquisition of Earth Source Energy Inc. and the inclusion of its gross revenues and cost of sales for the period of ownership commencing March 7, 2006.

         Our operating expenses for the nine and three months ended July 31, 2006, were $6,374,239 and $1,107,313, respectively, as compared to $1,257,328 and $396,484 for the comparable periods in 2005, an increase of 407% and 179% respectively. This reflects investor relations costs of $732,317 and $108,503 for the nine and three months, respectively; $998,371 ($297,409 of which is noncash) and $126,987 ($26,987 of which is noncash), for the respective nine and three months ended July 31, 2006, for financing costs related to the acquisition and conversion of certain debt; $1,436,507 and $1,057,694 recorded in accordance with the Company's adoption of SFAS No. 123(R) for options issued to employees and directors for the nine and three months ended July 31, 2006, as compared to $25,000 for both the nine and three months ended July 31, 2005.

         We had 32 full-time employees as of July 31, 2006, as compared to 10 full-time employees at July 31, 2005.

Liquidity and Capital Resources

         As of July 31, 2006, our current assets stood at $947,460, as compared to $193,472 at October 31, 2005. As of July 31, 2006, our current liabilities were $2,264,303, as compared to $763,551 at October 31, 2005. As at July 31, 2006, our long-term liabilities were $963,748, as compared to nil at October 31, 2005. Net cash used in operating activities increased to $1,326,808 for the nine months ended July 31, 2006, as compared to $99,469 for the nine months ended July 31, 2005.

         Net cash spent on investing activities increased to $1,025,451, including the cash component of $952,897 paid as part of the acquisition of Pacific Geo Exchange Inc., for the nine months ended July 31, 2006, as compared to net cash spent during the nine months ended July 31, 2005, of $5,510.

         Net cash of $2,417,522 provided by financing activities during the nine months ended July 31, 2006, consists of proceeds from the term loan of $2 million; the issuance of common stock for $872,513; net advances from stockholders of $134,858, and a repayment of financial obligations of Pacific Geo Exchange Inc. in the amount of $548,900, as compared to net cash of $197,669 provided during the comparable nine months ended July 31, 2005, which was derived primarily from advances by stockholders.

         Our current balances of cash will not meet our working capital and capital expenditure needs for the whole of the current year. Because we are not currently generating sufficient cash to fund our operations, we will need to rely on external financing to meet future capital and operating requirements. Any projections of future cash needs and cash flows are subject to substantial uncertainty. Our capital requirements depend upon several factors, including the rate of market acceptance, our ability to get to production and generate revenues, our level of expenditures for production, marketing and sales, purchases of equipment, and other factors. We can make no assurance that financing will be available in amounts or on terms acceptable to us, if at all. Further, if we issue equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences, or privileges senior to those of existing holders of common stock, and debt financing, if available, may involve restrictive covenants that could restrict our operations or finances. If we cannot raise funds, when needed, on acceptable terms, we may not be able to continue our operations, grow market share, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, all of which could negatively impact our business, operating results, and financial condition.


                         Item 3. Controls and Procedures

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of July 31, 2006, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of July 31, 2006, our disclosure controls and procedures were effective.

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

                           PART II--OTHER INFORMATION

       Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

         In May 2006, we agreed to issue 60,000 shares of common stock to certain employees for services received with a fair value of $22,200.

         In July 2006, we agreed to issue 210,000 shares of common stock and warrants to purchase 210,000 shares of common stock at $0.30 per share expiring July 2011 for total cash consideration of $63,000, or $0.30 per share, to a company controlled by an officer and director of the Company.

         In July 2006, we agreed to issue 105,000 shares of common stock and warrants to purchase 105,000 shares of common stock at $0.30 per share expiring July 2011 for total cash consideration of $31,500, or $0.30 per share, to an officer and director of the Company.

         In June 2006, we agreed to issue 74,209 shares of common stock and warrants to purchase 74,209 shares of common stock at $0.30 per share expiring June 2011 for total cash consideration of $22,263, or $0.30 per share, to an employee of the Company.

         In July 2006, we agreed to issue 50,000 shares of common stock and warrants to purchase 50,000 shares of common stock at $0.40 per share expiring July 2011 for total cash consideration of $20,000, or $0.40 per share.

         In June 2006, we agreed to issue 25,000 shares of common stock to a consultant for services received with a fair value of $9,904.

         In July 2006, we agreed to issue 5,000 shares of common stock to a consultant for services received with a fair value of $2,200.

         In each of the above transactions with our officers, directors, employees, and consultants, the recipient represented that he or she was not a resident of the United States, acknowledged that the securities will constitute restricted securities, and consented to restrictive legends on the certificates to be issued. These transactions were effected in reliance on Regulation S.

         In May 2006, we agreed to issue 800,000 shares of common stock and warrants to purchase 800,000 shares of common stock at $0.30 per share expiring May 2011 for total cash consideration of $240,000, or $0.30 per share. The investor has represented that it is not a resident of the United States, acknowledged that the securities will constitute restricted securities, and consented to restrictive legends on the certificates to be issued. This transaction was effected in reliance on Regulation S.

         In May 2006, we agreed to issue 166,666 shares of common stock and warrants to purchase 166,666 shares of common stock at $0.30 per share expiring May 2011 for total cash consideration of $50,000, or $0.30 per share to an officer and director of the Company. The investor has represented that he is not a resident of the United States, acknowledged that the securities will constitute restricted securities, and consented to restrictive legends on the certificates to be issued. This transaction was effected in reliance on Regulation S.

         In May 2006, we agreed to issue 220,000 shares of common stock for services received with a fair value of $79,200. No general solicitation was used, the terms of the transaction were negotiated directly between the person performing the services and our executive officers, and the recipient acknowledged that the securities will constitute restricted securities and consented to restrictive legends on the certificates to be issued. This transaction was effected in reliance on the exemption in Section 4(2) of the Securities Act of 1933 as not involving any public offering.

         In May 2006, we agreed to issue 60,300 shares of common stock and warrants to purchase 60,300 shares of common stock at $0.30 per share expiring May 2011 for total cash consideration of $18,090, or $0.30 per share. The investor has represented that it is not a resident of the United States, acknowledged that the securities will constitute restricted securities, and consented to restrictive legends on the certificates to be issued. This transaction was effected in reliance on Regulation S.

         In May 2006, we agreed to issue 70,000 shares of common stock and warrants to purchase 70,000 shares of common stock at $0.30 per share expiring May 2011 for total cash consideration of $21,000, or $0.30 per share. The investor has represented that it is not a resident of the United States, acknowledged that the securities will constitute restricted securities, and consented to restrictive legends on the certificates to be issued. This transaction was effected in reliance on Regulation S.

         In May 2006, we agreed to issue 61,367 shares of common stock and warrants to purchase 61,367 shares of common stock at $0.30 per share expiring May 2011 for total cash consideration of $18,410, or $0.30 per share. The investor has represented that it is not a resident of the United States, acknowledged that the securities will constitute restricted securities, and consented to restrictive legends on the certificates to be issued. This transaction was effected in reliance on Regulation S.

         In May 2006, we agreed to issue 61,356 shares of common stock for an automobile with a fair value of $15,339. The investor has represented that it is not a resident of the United States, acknowledged that the securities will constitute restricted securities, and consented to restrictive legends on the certificates to be issued. This transaction was effected in reliance on Regulation S.


                                Item 6. Exhibits

         The following exhibits are filed as a part of this report:

    Exhibit
    Number*                      Title of Document                      Location
----------------  ----------------------------------------------------- --------

    Item 31       Rule 13a-14(a)/15d-14(a) Certifications
----------------  ----------------------------------------------------- --------
     31.01        Certification of Principal Executive Officer          Attached
                  Pursuant to Rule 13a-14
     31.02        Certification of Principal Financial Officer          Attached
                  Pursuant to Rule 13a-14

    Item 32       Section 1350 Certifications
----------------  ----------------------------------------------------- --------
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

                                         Registrant

                                         ESSENTIAL INNOVATIONS TECHNOLOGY CORP.


Date:  September 14, 2006                By:  /s/ Jason McDiarmid
                                            ------------------------------------
                                            Jason McDiarmid, President and
                                            Chief Executive Officer


Date:  September 14, 2006                By:  /s/ Kenneth G.C. Telford
                                            ------------------------------------
                                            Kenneth G.C. Telford
                                            Chief Financial Officer