Form 10KSB
period 2006-10-31
ESSENTIAL INNOVATIONS TECHNOLOGY CORP
filed 2007-02-13
CIK 1250897

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2006

Commission File Number 000-106839

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.
(Name of small business issuer in its charter)

Nevada	88-0492134
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

114 West Magnolia Street, Suite 400-142 Bellingham, Washington	98225
(Address of principal executive offices)	(Zip Code)

360-392-3902
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act: N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Exchange Act:
N/A
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

State issuer’s revenues for its most recent fiscal year. $2,335,302

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. As of February 9, 2007, the aggregate market value of the common stock held by nonaffiliates was $ 1,345,865, based on the closing sales price of $0.10 per share on that date.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of February 9, 2007, issuer had 31,856,446 shares of issued and outstanding common stock, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format: Yes ☐	No ☒

i

SPECIAL NOTE ABOUT FORWARD-LOOKING INFORMATION

This report contains statements about the future, sometimes referred to as “forward-looking” statements. Forward-looking statements are typically identified by the use of the words “believe,” “may,” “could,” “should,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “intend,” and similar words and expressions. Statements that describe our future strategic plans, goals, or objectives are also forward-looking statements. We intend that the forward-looking statements will be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Readers of this document are cautioned that any forward-looking statements, including those regarding us or our management’s current beliefs, expectations, anticipations, estimations, projections, proposals, plans, or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties. For a discussion of additional contingencies and uncertainties to which information respecting future events is subject, see Management’s Discussion and Analysis or Plan of Operation—Risk Factors herein.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

We provide geothermal heat exchange, or geoexchange, solutions for residential, commercial, and institutional applications as both a geoexchange energy service company, or ESCO, and as a manufacturer of proprietary geothermal heat pump technology.

Our wholly owned subsidiary, Essential Innovations Corp., manufactures and distributes our technologically advanced geoexchange (geothermal heat pump) system, the “EI Elemental Series.” Our system takes advantage of our proprietary artificial intelligence controls diagnostics, or AICD, which we believe give our equipment the most sophisticated controls package available on the market today. The EI Elemental products are high efficiency, eco-friendly comfort systems providing heating, cooling, dehumidification, and domestic hot water production for residential, commercial, and institutional applications. The EI Elemental family of geoexchange systems ranges in size from 1.5 to 30 ton water-to-air and water-to-water applications. Furthermore, all models are flexible and can be constructed vertically or horizontally to meet space requirements for retrofit or new construction.

Our wholly owned subsidiary Earth Source Energy provides the design, engineering, installation, service, and maintenance to residential, commercial, or institutional project applications. Using in-house resources and a team of consultants, Earth Source Energy possesses the resources to take geothermal projects of any scale from concept to installation. Earth Source has installed more than 700 geoexchange systems in buildings of every kind and scale, from high-rise urban towers and hospitals to suburban civic centers and single family homes.

We are focusing our efforts on:

•

developing synergistic industry relationships and alliances, particularly with large builders and developers that recognize environmental sensitivity and energy conservation as important features of land planning and infrastructure development;

•	executing product licensing and distribution agreements for our EI Elemental geoexchange system;

•	developing future long-term technology enhancements to the EI Elemental geoexchange system that we believe may improve its performance and marketability;

•	designing, engineering, and installing geothermal loop fields, while also providing the equipment supply;

•	promoting the complete turnkey ESCO package as a unique marketing tool for our proprietary geothermal heat pump technology and in-house geoexchange design, engineering, and installation expertise;

•	expanding operations and increasing manufacturing and human resources;

•	working to secure local area projects to implement our operating lease model;

•	carrying on with our product sales and marketing campaign; and

•	working on existing project opportunities and installations.

Operating as an Energy Service Company (ESCO)

We will operate as a geoexchange ESCO, or contractor, utilizing proprietary turnkey geoexchange systems and solutions. In that capacity, we will examine new or existing nonresidential or residential project opportunities and subsequently design, engineer, manufacture, install, and possibly manage innovative geoexchange energy solutions for that specific application. We will provide a “one-stop shop” approach to geoexchange technology application, reducing technological uncertainty and concerns over system design and performance associated with geoexchange systems by incorporating all of the requisite areas of technological expertise required for “best practices” design and implementation in one integrated package. In return, we will be paid for our services, either on a standard up-front purchase contract or, in certain situations, through a lease-to-own arrangement. The lease-to-own arrangement reduces or eliminates customer responsibility for the initial capital cost of the geothermal loop field as these costs are paid back by the end-user through long-term operating lease agreements.

We believe that operating as an ESCO will help us generate favorable return on investment scenarios for the following reasons:

•	Cost advantages increase as the amortization term increases – the geothermal heat pump system can be amortized over a 15- to 25-year period.

•

Cost savings are relatively constant – once the cost of the loop is paid for, it represents a relatively constant source of energy savings and provides a strong and ongoing profit center. Hence, the amortization payment can be geared to monthly operating cost savings.

•	System design and installation risks are manageable – this is what ESCOs do successfully.

Two ESCO Projects Secured

Wakefield Beach

We have contracted the exclusive right to provide geoexchange heating and cooling systems and ongoing geothermal services to each of the residential properties at the Wakefield Beach property in Sechelt, British Columbia. We expect that the total build-out and occupancy of this project will be completed in May 2007. Under the terms of our agreement with Wakefield Beach, Wakefield Beach has included specific language within its property disclosure statement that formally causes both the Strata Corporation, which will govern the entire property site, and those homeowners on the property governed by Strata to be bound to an energy service contract with us. This contract is structured as a 25-year operating lease directly relating to the use of the geothermal loop field we installed to supply the geothermal energy to each of the homes to be constructed. We will install individual geothermal loop fields for each of the 31 property sites and will collect from Strata an ongoing monthly lease payment for a period of 25 years for the use of the geothermal loop field by Strata and the homeowners on each of the individual properties throughout the Wakefield Beach site.

We have the absolute right to assign, hypothecate, give, transfer, mortgage, sublet, license, or otherwise transfer or encumber all or part of our rights, duties, or other interests in this agreement or the proceeds therefrom.

We are also to be the exclusive provider of the geothermal heat pump or, geoexchange, equipment to be utilized in each of the homes. Furthermore, we are also to be the sole and exclusive provider of the installation and ongoing maintenance of all of the geoexchange equipment that services the site.

Diamondview

Diamondview Developments, the project owner of Diamondview Estates, has granted us the exclusive right to provide geoexchange heating and cooling systems and ongoing geothermal services to each of the residential properties on the development. It is expected that the total build-out of the project will take from two to three years to complete from the time that lot sales begin, which was December 2006. Under the terms of our arrangement with Diamondview, Diamondview has included specific language within its property disclosure statement to formally cause both the Strata Corporation, which will govern the entire property site, and those homeowners on the property governed by Strata, to be bound to an energy service contract with us. This contract is structured as a 25-year operating lease directly relating to the use of the geothermal loop field we installed to supply the geothermal energy to each of the homes to be constructed. We will install individual geothermal loop fields on each of the 70 property sites for use by each of the custom-built residences that are to follow. We will collect from Strata an ongoing monthly lease payment for a period of 25 years for the use of the geothermal loop field by Strata and the homeowners on each of the individual properties throughout the Diamondview site.

We have the absolute right to assign, hypothecate, give, transfer, mortgage, sublet, license, or otherwise transfer or encumber all or part of our rights, duties, or other interests in this agreement or the proceeds therefrom.

We are also to be the exclusive provider of the geothermal heat pump or, geoexchange, equipment to be utilized in each of the homes to be constructed. Furthermore, we are also to be the sole and exclusive provider of the installation and ongoing maintenance of all of the geoexchange equipment that services the site.

We are currently pursuing a number of further ESCO opportunities in British Columbia and Alberta.

Operating Lease Payments

We will charge each residential or commercial user of the infrastructure a monthly access fee for a period of 25 years towards payment of the operating lease. This fee allows the end-user to utilize the “loops” necessary to service heat energy from the earth transferred through fluid (water) into the geothermal heat pump, which then gives heating, cooling, and/or domestic hot water. This in turn guarantees us a 25-year, long-term (the expected life-cycle of the heat pump), positive net cash flow versus the up-front financing cost of the installation of the loops and/or equipment when servicing the bank debt taken out on the installation of the geothermal infrastructure.

EI Elemental Geoexchange System

Heat pump technology has been used for decades to provide heat supply to residential, commercial, and institutional applications. Over the past decade, the industry has begun to embrace the use of geothermal heat pump technology, extracting heat from the earth to provide the necessary energy for a number of applications.

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

Geoexchange technology harnesses the earth’s clean, renewable thermal energy stored just below the surface or in large bodies of water for purposes of heating, cooling, domestic hot water, and/or dehumidification. A geoexchange system is used to “exchange” the earth’s natural heating and cooling properties between a building and the ground. This noncombustion transfer of energy is the source of performance and environmental superiority, as geoexchange systems need only a small amount of electrical energy to then capture, move, and concentrate a large amount of free energy provided by the earth. Rising energy prices and environmental concerns have pushed geoexchange technology to the forefront.

Our artificial intelligence control diagnostics, or AICD, subsystem is used to determine the point at which heat energy stored in the earth or groundwater should be extracted and used and at which point heat energy should be transferred to the earth and/or groundwater. The AICD subsystem also continually collects data and has been designed to be used with a modem or advanced Ethernet connection to gather and collect system information from a remote site. As an example, our AICD subsystem will enable the system to store historical data relating to the length of time it took the system to reach optimum temperature set point. Then for future run times, that information can be used to start the heating or cooling at precisely the right time to achieve the best temperature set point and, when necessary, to adjust for variables such as climate and seasonal conditions.

Our EI Elemental geoexchange system possesses several unique features:

•	EI Elemental systems are specifically designed for particular operating environments. We have developed individual systems to operate very efficiently in different kinds of climates.

•

The EI Elemental system, unlike many of our competitors that started with the refrigerant R22, has its foundation in R410a. R410a is a new, ecologically friendly, extremely efficient refrigerant that is emerging as the industry standard for geothermal heat pump technology.

•

The EI Elemental system incorporates a state-of-the-art proprietary AICD subsystem designed to regulate and monitor the system for maximized efficiency. This AICD system stores and collects real-time operating data that is processed in pre-programmed control algorithms to provide maximum unit efficiency and indoor comfort control. The AICD system incorporates a liquid crystal diode, or LCD, screen and simple keypad promoting functionality through ease of use. Additionally, the system is upgradeable and allows for interoperability with other integrated home management systems.

An essential part of our EI Elemental geoexchange system is the LCD interface. The LCD screen constantly displays active and stored data, providing the operator with quality service and performance. The keypad is outfitted with simple, easy to understand colored pads and directional arrows that simplify data collection and storage. Our EI Elemental geoexchange system also includes the ability to communicate to a personal computer that can display and modify graphical information.

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

Voice Control

Future development of the AICD subsystem will also be equipped with a voice correspondence component that allows the operator to be told about the state of the system operating characteristics and conditions that occur within the unit and its controls. If no sound is preferred, the system voice can be disabled and remote notification can be provided. The system is designed to provide standard notifications, such as the outside temperature, set point, and inside temperature, as well as troubleshooting notifications, such as noting the changeover from heating to cooling, the existence of a fouled or dirty filter, and other malfunctions. It is expected that this development will be available for integration with the core technology by 2008.

Phase Change Module Technology

We possess proprietary plans to develop a phase change module that can store substantial amounts of heat energy at a minimal cost. One or more phase change modules could then be incorporated with the EI Elemental heat energy system. We have completed drawings and a preliminary design, but have not yet finalized the design, constructed an actual prototype of the phase change module, or written the software necessary to integrate it into the system. We intend for the phase change module to be used efficiently for either a heat source or a heat storage system. The benefits of the phase change module would be most evident when addressing periods of peak heating demand and peak cooling demand. The ability to use stored heat energy on demand, without having to recreate it, would reduce heating costs. This proprietary subsystem would reduce costs by storing excess heat that would otherwise be wasted and by reducing the size and cost of other system components. Given the current development status and our projected allocation of resources, we do not anticipate being able to integrate this system enhancement with our commercialized core technology any sooner than late 2010.

Solar Design

We hope to put into effect a proprietary solar director to use solar energy to reduce the total cost of system operation. We have completed our preliminary design and drawings of the solar director, but have not yet constructed the solar director or written the software necessary to integrate it into the system. We intend for our AICD subsystem to work with the solar director to continually place it in the position to best collect the sun’s energy. By collecting and absorbing the sun’s energy, the solar director would relieve the load on the geothermal ground loop system, in turn reducing the cost of the heat pump installation by permitting the installation of a smaller ground loop system in the overall design. The heat energy gathered from the sun could then be used to heat domestic hot water, supply heat on demand during the day, or store heat during the day in phase change modules for use at night. Given the current development status and our projected allocation of resources, we do not anticipate being able to integrate this system enhancement with our core technology any sooner than late 2010.

Pricing

Our EI Elemental geoexchange system has a retail price ranging between $3,000 and $25,000, depending upon the system sizing and features, with units available between one and a half and 30 tons of heating and cooling capacity.

In addition to the cost of the system, there is a significant installation requirement for drilling and ground coil placement of $10,000 to $25,000 for residential applications, dependent upon the drilling and trenching requirement, with commercial and institutional applications being determined on a project-by-project basis, and often costing hundreds of thousands of dollars or more. We anticipate that a typical total price for the system and installation will be between $20,000 and $50,000 for a standard residential installation. Although the cost of geoexchange technology has a higher initial capital cost than more conventional heating and cooling technologies, the user will realize substantially reduced operating costs, with payback periods on that additional upfront cost typically between three to seven years, depending on local electrical power rates.

Approvals

We submit our EI Elemental geoexchange systems to the Canadian Standards Association (“CSA”) and receive individual unit approval and designation by CSA on all of our equipment that is sold and shipped, with each having a CSA sticker placed on it. During fiscal 2007, we plan to submit each of our models for complete product line approval, although as stated above, we currently receive approval under the CSA “Special Blue Designation,” for smaller product runs.

Sales and Distribution Cycle

Our Canadian subsidiary has signed an exclusive technology distribution agreement with Enerflo Geothermal Technologies Inc., an Alberta corporation, covering the Provinces of Alberta, Saskatchewan, and Manitoba and the Yukon Territory in Canada. In the first year, Enerflo was to purchase a minimum of 150 units for the contract to be renewed, with each ensuing year requiring a 25% increase in the annual purchase minimum from the previous year to renew the agreement. Although at the completion of the first year the initial target was not met, significant progress was made and it was decided to reinstate and continue with the agreement in place for fiscal 2007.

Ongoing Domestic and Overseas Activities

We currently have operations in the United States, Canada, and Hong Kong; exclusive distributors in Canada; sales agents in Mexico, China, Hungary, and Alaska; and we are actively seeking further distributors, dealers, and project opportunities throughout North America and international markets like Dubai, India, Pakistan, and parts of Africa for our proprietary geoexchange systems and solutions.

HEET Technology

We have signed an exclusive technology rights agreement with HEET Earth Energy Technology giving us the exclusive global rights, excluding Asia, to market and private label a unique geothermal loop-field technology under our Essential Innovations brand name.

Over the last decade, earlier-stage development phases of the HEET technology were effectively utilized under a number of different ground conditions throughout China on upwards of 30,000,000 square feet with projects ranging from single and multi-family to large institutional and commercial building applications. We have reviewed the operational success and previous design advancements of the HEET technology, and believe that it is now ready to be implemented around the world. We are extremely optimistic about the widespread and near-term acceptance of this geothermal loop-field technology.

In particular, we note that the costs that relate to the installation and operation of this geothermal loop-field technology are substantially less than those associated with standard conventional geothermal loop-field technology, making the opportunity for quick and aggressive market adoption of this technology a reality. The requirement for large amounts of land space to create conventional geothermal loop-field capacity no longer exists with this technology. We believe that the HEET technology may represent a monumental leap forward in addressing the barriers to entry commonly associated with the cost of the geothermal loop-field infrastructure.

As we prepare for the commercial launch of this unique geothermal loop-field technology, we have undertaken to perform installation of the technology on multiple residential and commercial project sites in North America in order to assess the technology’s operational performance.

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

Based on third-party testing, our preliminary analysis, and in-house technology demonstration, we believe that this technology can be incorporated into our geoexchange design. We believe this technology has the potential to reduce or even eliminate the need for the loop field for purposes of providing heating when integrated within our current geoexchange equipment. We are continuing to evaluate the potential application of this technology.

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

Competitive Business Conditions

There are a number of companies already active in the areas of heat exchange technology development and distribution that are substantially larger and better funded than we are and that have significantly longer histories in the respective marketplace. Our principal competitors for the commercialization of our EI Elemental geoexchange system will be Florida Heat Pump, Econar Energy Systems, Water Furnace International, and Climate Master, as well as others, almost all of which have greater financial, technical, managerial, and marketing resources than we.

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

Direct ESCO Competition

There are several companies throughout North America that adopt a “turnkey” or “turnkey ESCO” approach to geoexchange technology. In Canada, a notable organization is Geotility, which implements a simple turnkey approach and “turnkey ESCO” models. These companies generally possess the characteristics of geoexchange system installation managers, consultants, or subcontractors for projects. As competitive companies do not possess manufacturing capability in-house, they therefore require outsourcing of the geothermal heat pump equipment to complete the geoexchange “turnkey” system. Our strategy is to compete by providing all the requisite components of geoexchange system installation.

In the United States, the primary proponents of the “turnkey” utility approach are power cooperatives such as Delta-Montrose Electric Association. All power cooperatives see geoexchange technology as a demand-side management tool for reducing power requirements and, in turn, cost for their members. Here, too, our strategy is to compete by providing a more comprehensive package of products and services than our competitors.

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

Acquisition Program

On March 6, 2006, we completed the acquisition of 100% ownership of Pacific Geoexchange Inc., and its operating company, Earth Source Energy Inc. Earth Source Energy is one of western Canada’s largest and most experienced geoexchange installers for both commercial and residential applications with over 700 installations to its credit.

Our acquisition of Earth Source Energy has the capability to significantly increase our revenue expectations, while substantially reducing our overall project cost output by making a truly high-quality installation component a part of our in-house business operations.

In February 2006, we signed a nonbinding letter of intent to acquire 100% ownership in Geotech Drilling Services Ltd., a company with which we already share a strategic industry alliance. Geotech Drilling Services Ltd. is a well established and successful drilling company in western Canada with 15 drill rigs in full-time operation. Although discussions continue with Geotech, at this time no definitive agreement has been reached and this acquisition may not occur.

CIPEA Project in China

We have signed a letter of commitment to be the exclusive provider of geoexchange technology design, engineering, and equipment supply to the CIPEA (China International Practice Exhibition of Architecture) project, in Nanjing, China.

Under the signed letter of commitment, we are to work with both the developer and owner of the CIPEA project in Nanjing and Ekistics Town Planning, a Canadian-based urban and town planning specialist. Ekistics Town Planning’s established relationships with both parties has been critical in formulating the basis for the joint venture relationship.

The CIPEA project is comprised of a modern art and architecture museum, a reception centre, a conference centre, and a recreation centre, as well as 20 single-family homes. The overall architectural design for the site is from the collective minds of a group of 24 of world’s most well-known architects from 16 different countries.

Ekistics Town Planning was integral in helping the Chinese owner/developer to bring together and amalgamate all of the architectural minds that are participating in the project. Ekistics was recently commissioned to plan and design the Athletes Village in Whistler for the 2010 Olympic Winter Games. Ekistics is currently involved in the design of numerous grand land plans throughout China and will actively promote the use of geoexchange technology to its client base.

The opportunity to take advantage of the demand for geoexchange technology in the Chinese marketplace is enormous, and the joint venture partnerships are positioned to use the CIPEA project as a technology showpiece and a marketing tool.

Richmond Thermal Energy Network

Our Earth Source subsidiary has been awarded the bid to provide a thermal energy network to the project site and residential development adjacent to the Richmond speed skating oval for the 2010 Olympic and Paralympic Winter Games being held in Vancouver/Whistler, British Columbia, Canada.

Under the scope of the bid, Earth Source Energy will design, install, and provide long-term operation and maintenance to a sustainable geothermal energy system that is to provide the Richmond Oval and the adjoining seven development properties (with up to 2,500 residences and related occupancies) with thermal energy. The system is to have the capacity to expand to adjacent parcels of land in the future.

The project design is intended to stand as a benchmark for the City of Richmond and Canada in terms of environmental leadership and be a showcase for our technical innovations. It is estimated the legacy of the project will place a focus for global attention on Richmond not just during the upcoming Olympics in 2010 but also for years to come. This project is expected to provide an extreme reduction in pollution for the City of Richmond.

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

We maintain a consulting agreement with Pac Trading, a Costa Rica company, to develop sales, marketing, and distribution channels in offshore markets, mainly in the Caribbean and South America, in particular the Caribbean Islands of Barbados, Trinidad, and Martinique and the countries of Venezuela, Brazil, and Argentina, along with all other surrounding areas.

We maintain a consulting agreement with Adverb Communications, a British Columbia company, to develop sales, marketing, and distribution channels in British Columbia and in the United States, particularly California and New York.

Employees

We currently have a total staff of 30 employees, all of whom are full-time employees.

ITEM 2. DESCRIPTION OF PROPERTY

Our United States office is located in Bellingham, Washington. Our administrative, manufacturing, and distribution facility is currently located in British Columbia, Canada, occupying approximately 18,900 square feet. We have performed significant leasehold improvements to the site. Our current lease expires in June 2007 and has two additional two-year renewal options. We believe that these facilities will be more than adequate for our continued manufacturing needs and our future research and development initiatives. We also have a lease of the warehouse and office facilities in British Columbia, Canada, occupying approximately 7,200 square feet, formerly occupied by our subsidiary, Earth Source Energy Inc. This lease expires in May 2010; however, we are presently attempting to sublease this space. We have a sales office in Hong Kong, SAR, China.

We intend to maintain at least some of our research, development, and manufacturing in the lower mainland region of British Columbia, Canada, for the foreseeable future because:

•	we believe this particular geographic region of North America is home to other alternative energy companies;

•	we know of no other manufacturer of geoexchange technology in western Canada;

•	we believe there are available, educated, human resources with particular educational and work experience in the alternative energy field;

•

the Canadian government has programs to grant initiatives and joint environmental development projects and that may enable us to expedite our research and development efforts as we move toward commercialization of the EI Elemental geoexchange system with members of the federal and provincial funding agencies;

•

this area has strong business and cultural connections to Asia, particularly the Pacific Rim, which we believe will facilitate dealing with Asian customers, our Asian subsidiary, and our potential Asian strategic associates;

•	travel from Vancouver to numerous destinations in Asia is available on a regular, nonstop basis; and

•	we believe we can continue research and development efforts in Canada more economically than in the United States because of the relative strength of the Canadian dollar.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended October 31, 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock has been quoted and traded on the OTC Bulletin Board under the symbol ESIV since April 15, 2005. The following quotations were obtained from and reflect interdealer prices, without retail markup, markdown, or commission, and may not represent actual transactions. There have been no reported transactions in our stock for certain of the trading days during the periods reported below. The following table sets forth the high and low bid prices for our common stock on the OTC Bulletin Board for the periods indicated:

	Low	High
Fiscal Year Ended October 31, 2007:
Quarter ended April 30, 2007 (through February 9)	$0.09	$0.14
Quarter ended January 31, 2007	0.09	0.26

Fiscal Year Ended October 31, 2006:
Quarter ended October 31, 2006	0.16	0.46
Quarter ended July 31, 2006	0.29	0.51
Quarter ending April 30, 2006	0.37	0.84
Quarter ended January 31, 2006	0.23	0.75

Fiscal Year Ended October 31, 2005:
Quarter ended October 31, 2005	0.30	1.07
Quarter ended July 31, 2005 (since opening of the trading of the shares at April 15, 2005)	0.29	0.51

Our common stock also trades on the Frankfurt Stock Exchange under the symbol “E6S.”

As of February 9, 2007, the closing price of our common stock on the OTC Bulletin Board was $0.10 per share.

As of February 9, 2007, we believe there were approximately 179 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

In October 2006, we issued 500,000 shares of our common stock to one consultant for consulting services valued at $125,000, or $0.25 per share. No general solicitation was used and the recipient of the common stock acknowledged in writing that the securities constituted restricted securities and consented to a restrictive legend on the certificates to be issued. This transaction was made in reliance on the exemption from registration in Section 4(2) of the Securities Act for transactions not involving any public offering.

In October 2006, we issued 16,000 shares of our common stock to the organizer of an alternative energy conference in payment for the conference attendance fee for our representative of $4,000, or $0.25 per share. No general solicitation was used and the recipient of the common stock acknowledged in writing that the securities constituted restricted securities and consented to a restrictive legend on the certificates to be issued. This transaction was made in reliance on the exemption from registration in Section 4(2) of the Securities Act for transactions not involving any public offering.

In October 2006, we issued an aggregate of 512,000 shares of our common stock and warrants to purchase an additional 512,000 shares of our common stock at an exercise price of $0.25 per share to five executive officers and directors as payment for accrued but unpaid wages in the amount of $128,000, or $0.25 per share, and an aggregate of 100,000 shares to two employees as payment of bonuses in the amount of $25,000, or $0.25 per share. No general solicitation was used and the recipients of the common stock represented in writing that they were not residents of the United States, acknowledged in writing that the securities constituted restricted securities, and consented to a restrictive legend on the certificates to be issued. These transactions were made in reliance on Regulation S.

In October 2006, we issued 27,810 shares of our common stock and options to purchase an additional 10,000 shares of our common stock at an exercise price of $0.25 per share to an employee. Of those, 10,000 of the shares of stock and all of the options were issued upon the employee entering into an employment agreement with us, and 17,810 shares of common stock were issued as payment for wages in the amount of $4,275, or $0.25 per share. No general solicitation was used and the recipient of the common stock represented in writing that he was not a resident of the United States, acknowledged in writing that the securities constituted restricted securities, and consented to a restrictive legend on the certificates to be issued. These transactions were made in reliance on Regulation S.

In October 2006, we issued 25,000 shares of our common stock to one contractor for manufacturing services valued at $6,250, or $0.25 per share. No general solicitation was used and the recipient of the common stock represented in writing that it was not a resident of the United States, acknowledged in writing that the securities constituted restricted securities, and consented to a restrictive legend on the certificates to be issued. This transaction was made in reliance on Regulation S.

In October 2006, we issued 100,000 shares of our common stock to one of our principal stockholders because that stockholder used 100,000 of its shares as payment of our account receivable in the amount of $25,000. No general solicitation was used and the recipient of the common stock represented in writing that it was not a resident of the United States, acknowledged in writing that the securities constituted restricted securities, and consented to a restrictive legend on the certificates to be issued. This transaction was made in reliance on Regulation S.

In October 2006, we issued 30,000 shares of our common stock to one consultant for consulting services valued at $75,000, or $0.25 per share. No general solicitation was used and the recipient of the common stock represented in writing that it was not a resident of the United States, acknowledged in writing that the securities constituted restricted securities, and consented to a restrictive legend on the certificates to be issued. This transaction was made in reliance on Regulation S.

In October 2006, we issued 120,000 shares of our common stock to one of our executive officers and directors for cash of $30,000, or $0.25 per share. As an inducement to purchase these shares of common stock, the investor received one warrant to purchase one share of common stock with an exercise price of $0.25 for each share of common stock purchased. No general solicitation was used and the recipient of the common stock represented in writing that he was not a resident of the United States, acknowledged in writing that the securities constituted restricted securities, and consented to a restrictive legend on the certificates to be issued. This transaction was made in reliance on Regulation S.

In October 2006, we issued 94,400 shares of our common stock to one investor for cash of $23,600, or $0.25 per share. As an inducement to purchase these shares of common stock, the investor received one warrant to purchase one share of common stock with an exercise price of $0.25 for each share of common stock purchased. No general solicitation was used and the recipient of the common stock represented in writing that he was not a resident of the United States, acknowledged in writing that the securities constituted restricted securities, and consented to a restrictive legend on the certificates to be issued. This transaction was made in reliance on Regulation S.

In October 2006, we issued 62,500 shares of our common stock to one individual for his agreement to serve on our advisory board. In addition, we granted this individual an option to purchase up to 125,000 shares of our common stock at an exercise price of $0.30 per share. No general solicitation was used and the recipient of the common stock acknowledged in writing that the securities constituted restricted securities and consented to a restrictive legend on the certificates to be issued. This transaction was made in reliance on the exemption from registration in Section 4(2) of the Securities Act for transactions not involving any public offering.

In October 2006, we issued 50,000 shares of our common stock to one individual for his agreement to serve on our advisory board. In addition, we granted this individual an option to purchase up to 100,000 shares of our common stock at an exercise price of $0.30 per share. No general solicitation was used and the recipient of the common stock represented in writing that he was not a resident of the United States, acknowledged in writing that the securities constituted restricted securities, and consented to a restrictive legend on the certificates to be issued. This transaction was made in reliance on Regulation S.

In November 2006, we issued an aggregate of 241,000 shares of our common stock and warrants to purchase an additional 241,000 shares of our common stock at an exercise price of $0.25 per share to five executive officers and directors as payment for accrued but unpaid wages in the amount of $60,250, or $0.25 per share, and 3,250 shares to one employees as payment of accrued wages in the amount of $880, or $0.25 per share. No general solicitation was used and the recipients of the common stock represented in writing that they were not residents of the United States, acknowledged in writing that the securities constituted restricted securities, and consented to a restrictive legend on the certificates to be issued. These transactions were made in reliance on Regulation S.

In November 2006, we issued 60,000 shares of our common stock to one consultant in settlement for past-due consulting services valued at $15,000, or $0.25 per share. No general solicitation was used and the recipient of the common stock acknowledged in writing that the securities constituted restricted securities and consented to a restrictive legend on the certificates to be issued. This transaction was made in reliance on the exemption from registration in Section 4(2) of the Securities Act for transactions not involving any public offering.

In November 2006, we issued 25,000 shares of our common stock and options to purchase an additional 50,000 shares of our common stock at an exercise price of $0.50 per share to one consultant for consulting services valued at $7,500, or $0.30 per share. No general solicitation was used and the recipient of the common stock represented in writing that it was not a resident of the United States, acknowledged in writing that the securities constituted restricted securities, and consented to a restrictive legend on the certificates to be issued. This transaction was made in reliance on Regulation S.

In November 2006, we issued 50,000 shares of our common stock and options to purchase an additional 50,000 shares of our common stock at an exercise price of $0.50 per share as part consideration for a third party to provide us with exclusive rights to its technology. No general solicitation was used and the recipient of the common stock represented in writing that it was not a resident of the United States, acknowledged in writing that the securities constituted restricted securities, and consented to a restrictive legend on the certificates to be issued. This transaction was made in reliance on Regulation S.

In November 2006, we issued 20,270 shares of our common stock to one consultant for consulting services valued at $6,081, or $0.30 per share. No general solicitation was used and the recipient of the common stock represented in writing that it was not a resident of the United States, acknowledged in writing that the securities constituted restricted securities, and consented to a restrictive legend on the certificates to be issued. This transaction was made in reliance on Regulation S.

In November 2006, we issued 25,000 shares of our common stock to one employee as a bonus for his services valued at $6,250, or $0.25 per share. No general solicitation was used and the recipient of the common stock represented in writing that he was not a resident of the United States, acknowledged in writing that the securities constituted restricted securities, and consented to a restrictive legend on the certificates to be issued. This transaction was made in reliance on Regulation S.

In November 2006, we issued 50,000 shares of our common stock and options to purchase an additional 75,000 shares of our common stock at an exercise price of $0.25 per share to one employee as an inducement for him to enter into an employment agreement with our Earth Source subsidiary. No general solicitation was used and the recipient of the common stock represented in writing that he was not a resident of the United States, acknowledged in writing that the securities constituted restricted securities, and consented to a restrictive legend on the certificates to be issued. This transaction was made in reliance on Regulation S.

In December 2006, we issued 133,770 shares of our common stock to one contractor for maintenance services valued at $26,753.98, or $0.20 per share. No general solicitation was used and the recipient of the common stock represented in writing that it was not a resident of the United States, acknowledged in writing that the securities constituted restricted securities, and consented to a restrictive legend on the certificates to be issued. This transaction was made in reliance on Regulation S. At that individual’s request, certificates for 5,000 of those shares were issued in the names of 10 of his individual employees.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our audited consolidated financial statements included elsewhere in this report. The following information contains forward-looking statements.

Introduction

Our financial results should be reviewed in light of the following uncertainties:

•	We only commenced generating revenues during 2005. We now have contractual obligations in place for the purchase of a significant number of our heat pump units during the following

12 months and we have many new dealer/distributor prospects; however, we are reliant on the successful distribution of our heat pumps under these agreements to meet our sales objectives.

•	Our cumulative loss is continuing to grow and our accounts payable are increasing.

•

Even though we have been able to begin marketing the EI Elemental geoexchange systems commercially and our Earth Source subsidiary continues to secure projects in which we can apply our design, engineering, installation, and project supply sources, our ability to continue will be dependent in many ways on factors outside our control, such as the costs of more traditional heating sources and governmental policies that encourage or discourage the use of nontraditional heating sources.

Results of Operation

We had a net loss for the year ended October 31, 2006, of approximately $7.7 million, as compared to a net loss for the year ended October 31, 2005, of approximately $2.6 million, an increase of approximately 195%. This increased loss was primarily attributable to increased costs related to our acquisition and operation of our Earth Source subsidiary, investor relations, interest and finance charges, and renewal of management contracts.

For the fiscal year ended October 31, 2006, we had revenue of approximately $2.3 million from marketing our geoexchange products and services, as compared to revenue of approximately $227,000 for the fiscal year ended October 31, 2005. Costs of sales were approximately $1.8 million for fiscal 2006 as compared to $164,000 for fiscal 2005, resulting in gross profits of approximately $581,000 and $63,000 respectively.

During the fiscal year ended October 31, 2006, we incurred approximately $7.2 million in general and administrative expenses, as compared to the fiscal year ended October 31, 2005, during which we incurred approximately $2.6 million in general and administrative expenses, an increase of approximately 177% due principally to the costs of acquisition of our Earth Source subsidiary, investor relations, and renewal of management contracts. There were no research and development activities during fiscal 2006 and 2005 as all our efforts were directed towards manufacturing and sales activities.

During the fiscal year ended October 31, 2006, we incurred an impairment loss of approximately $41,000 relating to our evaluation of the value of certain intellectual property.

During the fiscal year ended October 31, 2006, we incurred approximately $1.0 million of interest and finance expenses as compared to approximately $25,000 incurred during the fiscal year ended October 31, 2005. This increase is primarily due to the acquisition of our Earth Source subsidiary and the costs of arranging acquisition financing, amortization of the debt discount, and interest incurred on the term loan taken to pay for the acquisition.

Liquidity and Capital Resources

Since inception, we have relied principally on proceeds from the sale of securities and advances from related parties to fund our activities. During our fiscal year ended October 31, 2006, we used cash of approximately $1.4 million for operating activities and approximately $1.0 million on investing activities, which were funded by net cash of approximately $2.5 million from financing activities. During the year ended October 31, 2005, we used cash of approximately $346,000, which was provided by net cash of approximately $363,000 from financing activities and approximately $600 from investing activities.

Although we have now begun to generate revenue from our operations, we still have substantial ongoing losses and do not have enough cash to satisfy our cash requirements for the next six months. In their report on our audited consolidated financial statements for the fiscal year ended October 31, 2006, as in previous years, our auditors stated that conditions exist that raise substantial doubt as to our ability to continue as a going concern.

Our working capital deficit at October 31, 2006, was approximately $1.5 million as compared to a deficit of $570,000 at October 31, 2005, an increase of 163%. At October 31, 2006, we had an accumulated deficit of approximately $16.0 million and stockholders’ equity of approximately $426,000, compared to an accumulated deficit of $7.9 million and a total stockholders’ deficit of approximately $105,000 at October 31, 2005. We continue to owe approximately $300,000 to providers of professional services that are past due and $148,000 in loans from related parties that have no specified due date. We have been unable to make payments as due on several of our accounts, but none of our creditors has declared us to be in default or threatened legal action as of the date of this report.

Based on our current level of expenditures, we estimate that we will require cash of approximately $400,000 for manufacturing expenses and general and administrative expenses per quarter through October 31, 2007, including salaries to officers and directors, in addition to the funds required for our EI Elemental geoexchange system as discussed below. Actual expenditures will depend both on the level of our general and administrative requirements and the availability of funds.

We anticipate that we will require approximately $1.0 million for ongoing manufacturing, distribution, and marketing of the EI Elemental geoexchange system prior to the end of our fiscal year ending October 31, 2007.

We intend to continue to rely on the sales of our products as well as on the sale of securities and loans from stockholders and others to meet our cash requirements. We may seek to sell our common or preferred stock in private placements. We have no official commitments from anyone to purchase our common or preferred stock or to loan us additional funds; however, we are in discussions with various institutional funds and brokerage firms, and we have received term sheets relating to financing structured either as convertible debt or equity. There is no assurance that we will be able to continue to effectively raise capital. Even if we are able to continue to access capital, there is no assurance that we will be able to do so at a cost to us that will be economically viable.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are described in notes accompanying the consolidated financial statements. The preparation of the consolidated financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. Estimates are based on information available as of the date of the financial statements, and accordingly, actual results in future periods could differ from these estimates. Significant judgments and estimates used in the preparation of the consolidated financial statements apply critical accounting policies described in the notes to our consolidated financial statements.

We consider our recognition of revenue, calculation of inventory (which includes work in progress on contracts, the accounting for intangible assets and their impairment, and stock-based compensation to be four of the most critical in understanding the judgments that are involved in the preparation of the consolidated financial statements.

Risk Factors

Risk Factors Relating to our Business

We are insolvent, are in arrears on current accounts and on salaries and wages to our employees, and may fail to continue as a going concern.

We have incurred substantial operating losses and negative cash flows from operations since inception, and our obligations and commitments for the year ended October 31, 2006, exceeded the cash we had available. We are currently insolvent and we are in arrears on our current accounts and on salaries and wages to our employees. As a result of these conditions, substantial doubt exists about our ability to continue as a going concern, which has been noted by our auditor in its reports on our consolidated financial statements for the year ended October 31, 2006, as in previous years.

We currently have no significant operating capital and will need to raise additional capital to implement our business plan.

We presently have no significant operating capital. We believe that we will need to raise approximately $1.0 million to be able to meet our preliminary production targets by the end of fiscal year 2007. We have no commitments for that funding, and we cannot provide any assurance that we will raise any meaningful amount of capital. We will need to seek additional financing from the sale of equity or from commercial lenders or other sources, for which we have no commitments or arrangements, or we will be required to delay the implementation of our business plan.

Our current liabilities continue to increase, and if those to whom we owe accounts and notes payable were to demand payment, we would be unable to do so.

At October 31, 2006, we had total current liabilities of approximately $2.8 million, including accounts payable at approximately $1,200,000, accrued expenses of approximately $350,000, accrued wages of approximately $36,000, accrued payroll taxes of $144,000, and notes payable to related parties and amounts due to stockholders of approximately $148,000. As of the same date, we had cash of only $76,543. If those to whom these payments are due were to demand immediate payment, as they are entitled to do, we would be unable to make the required payments and would be subject to liability if our creditors chose to enforce their rights, which could result in our bankruptcy and liquidation, at worst. Under such a scenario, our assets would be distributed to our creditors leaving nothing to be distributed to our stockholders.

We may not succeed if we are unable to attract employees and retain the services of our key personnel.

Our performance is substantially dependent on retaining current management and key personnel and on recruiting and hiring additional management and key personnel. In particular, as we continue adapting our new technology to commercial applications and continue to be active as a public company, we will rely on the expertise of Steve Wuschke, our Chief Technical Officer, Jason McDiarmid, our Chief Executive Officer, Peter Bond, our Chief Operating Officer, and Ken Telford our Chief Financial Officer. If we are unable to retain these executive officers, or if we are unable to hire suitable sales, marketing, and operational personnel, we may not be able to successfully develop, improve, market, and sell products based on this new technology. We have not obtained key-man life insurance on our officers or directors. Competition for individuals with the qualifications that we require is intense, and we may not be able to attract, assimilate, or retain these highly qualified people. The failure to attract, integrate, motivate, and retain these employees could harm our business.

It may be difficult for our stockholders to enforce any civil liabilities against us or our officers or directors because many of our officers and substantially all of our operations are currently outside the United States.

Many of our assets are located outside the United States, a majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state.

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

Any sales of the EI Elemental geoexchange system will carry significant risks of product liability. We anticipate that purchasers of the EI Elemental geoexchange system will rely on it for heating and cooling purposes and any failures of the system may cause them damage. Damage may exceed our product liability insurance and any successful product liability claim made against us could substantially reduce or eliminate any economic return to our stockholders or us.

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

Risk Factors Relating to our Common Stock

There are certain rules applicable to our common stock as a “penny stock,” and those rules may limit the liquidity and the resale of our common stock.

The Securities and Exchange Commission has promulgated rules governing over-the-counter trading in penny stocks, defined generally as securities trading below $5 per share that are not quoted on a securities exchange or Nasdaq or which do not meet other substantive criteria. Under these rules, our common stock is currently classified as a penny stock. As a penny stock, our common stock is currently subject to rules promulgated by the Securities and Exchange Commission that impose additional sales practice requirements on broker-dealers that might sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to sale. Further, if the price of the stock is below $5 per share and the issuer does not have $2.0 million or more net tangible assets or is not listed on a registered national securities exchange or Nasdaq, sales of such stock in the secondary trading market are subject to certain additional rules promulgated by the Securities and Exchange Commission. These rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices, and disclosure of the compensation to the broker-dealer and the salesperson working for the broker-dealer in connection with the transaction. If a trading market for our common stock develops, these rules and regulations may affect the ability of broker-dealers to sell our common stock, thereby effectively limiting the liquidity of our common stock. These rules may also adversely affect the ability of persons that acquire our common stock to resell their securities in any trading market that may exist at the time of such intended sale.

There are substantial options and warrants outstanding, which may limit our ability to obtain financing in the future and which may be exercised when the effect would be to depress the price of the common stock.

As of February 9, 2007, we have issued and outstanding options and warrants to purchase up to an additional 21,682,225 shares of common stock, with the 11,019,887 options having a weighted average exercise price of approximately $0.63 per share and the 10,662,338 warrants having a weighted average exercise price of approximately $0.24 per share. The existence of such options and warrants may prove to be a hindrance to future financing, and the exercise of options and warrants may further dilute the interests of the stockholders. The possible future resale of common stock issuable on the exercise of such options and warrants could adversely affect the price of our common stock in any trading market that might develop. Further, the options and warrants may be exercised at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements, including the report of independent registered public accounting firm, are included beginning at page F-1 immediately following the signature page of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

There was no change in accountants or disagreement with accountants on accounting and financial disclosure during the fiscal year ended October 31, 2006.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of October 31, 2006, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of October 31, 2006, our disclosure controls and procedures were effective.

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

The following table sets forth the name, age, and position of each of our current directors and executive officers:

Name	Age	Title

Jason McDiarmid	36	President, Chief Executive Officer and Director
Steve Wuschke	32	Chief Technical Officer and Director
Kenneth G.C. Telford	57	Secretary/Treasurer, Chief Financial Officer and Director
Peter Bond	68	Chief Operating Officer and Director
Salvador Diaz-Verson	54	Director

The principal occupation, title, and business experience of our executive officers and directors during the past five years, including the names and locations of employers, are indicated below.

Executive Officers

Jason McDiarmid has been our president, chief executive officer, and a director since 2001. Mr. McDiarmid is a 1994 graduate of the British Columbia Institute of Technology in the Department of International Trade and Transportation. From 1997 through 1999, Mr. McDiarmid served as president and founder of Global Diversification Investment Corporation, a company with which he created, wrote, published, and distributed “Diversity; Gearing your Funds Toward a Successful Portfolio,” a stock market newsletter publication sold throughout North America. That newsletter publication, which provided publicly traded companies the opportunity to advertise to a network of new potential investors, ceased publication in 1999. From 1999 through 2001, Mr. McDiarmid was not actively seeking employment and was investigating opportunities in the renewable energy field and working with other of our principals on matters preliminary to our incorporation. Mr. McDiarmid currently resides in British Columbia, Canada.

Steve Wuschke has served as our chief technical officer and a director since 2001. Mr. Wuschke is a 1996 honors graduate of Kwantlen University from the Department of Robotics and Automation. Following graduation, he completed the Technical Project Management Program at Simon Fraser University in British Columbia. From 1996 to 2001, Mr. Wuschke was lead project manager for special interface designs working directly with research and development for Delta Controls Inc., a globally recognized automation and controls company. During his time at Delta Controls, Mr. Wuschke was assigned to Chicago for a year where he worked on contract for Arrowhead Environmental as an applications engineer designing and implementing building automation systems for high-rise hotels, commercial and institutional buildings. During his schooling, Mr. Wuschke received the “Presidents Award of Excellence” for academic achievement and built an electric vehicle for his final thesis project. Mr. Wuschke is the inventor whose proprietary designs we have implemented and will proceed to patent in the development of our EI Elemental geoexchange system. He serves as head of our research and development program and oversees design and testing of the heat energy system. Mr. Wuschke currently resides in British Columbia, Canada.

Kenneth G.C. Telford has been our chief financial officer, secretary, and a director since January 1, 2003. Mr. Telford is both a Chartered Accountant (Canada) and Certified Public Accountant (USA). Mr. Telford served as the chief financial officer and secretary for Brek Energy Corporation, a publicly traded company, from July 1, 2000, to October 31, 2003. Mr. Telford was also previously a partner in STS Partners Chartered Accountants in Canada from 1994-2001, Telford Sadovnick, PLLC, Certified Public Accountants in the United States from 1998-2004, and in the international accounting firm Touche Ross & Co. (now Deloitte & Touche) as well as having served as chief operating officer and chief financial officer of an automotive rental company called Tropical Rent a Car Systems, Inc. Mr. Telford has advised numerous companies, operating in both North America and Asia Pacific, on a broad range of financial and business matters. Mr. Telford currently resides in the Philippines.

Peter Bond has been our chief operating officer since October 2004 and a director since August 2003. Mr. Bond has over 18 years experience in the energy conservation industry at various levels including management, advisory, and consulting. Since 1999, Mr. Bond has served as the general manager of Koax Corporation, a manufacturer of heat pump components, responsible for all facets of operating the manufacturing facility for heat pump components such as engineering, marketing, sales, and day-to-day plant operations. From 1997-1999, Mr. Bond served as the director of plant operations for Climate Master, Inc. of Oklahoma City, Oklahoma. He was in charge of the entire plant, including the reorganizing of the manufacturing facility for Climate Master, Inc. From 1993 to 1997, Mr. Bond was a principal of and investor in Earth Energy Technologies of Billings, Montana. From 1984 through 1993, he served with Water Furnace International Industries (WFI Industries) in various capacities from a principal and an officer to a role as a consultant, to his final role as the chief operating officer in his last three years there. Mr. Bond currently resides in British Columbia, Canada.

Board of Directors

Salvador Diaz-Verson has been a member of our board of directors since September 1, 2006. Mr. Diaz-Verson was the president and chief investment officer of American Family Corporation, now known as AFLAC, Inc., until he left in 1991. Mr. Diaz-Verson is the founder and principal of Miramar Securities, a registered broker-dealer; the founder and owner of Diaz-Verson Capital, LLC, which provides services to public and private pension funds, insurance companies, and individuals; and the founder and chairman of United Americas Bank, a national bank headquartered in Atlanta, Georgia. Mr. Diaz-Verson is also the founder and chairman of Salvaco, a research and development company; a director and minority owner of Clemente Capital, a money management firm; and a director of SIP MULTI MEDIA Inc., a communication and network company. . Mr. Diaz-Verson is a graduate of Florida State University. Mr. Diaz-Verson is a resident of Sarasota, Florida.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our employees, including our principal executive officer and principal financial officer. Our Code of Ethics was included as Exhibit 14.01 to our annual report on Form 10-KSB for the year ended October 31, 2004, filed on January 31, 2005.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth, for the last three fiscal years, the annual and long-term compensation earned by, awarded to, or paid to the person who was our chief executive officer and each of our other highest compensated executive officers who earned in excess of $100,000 (the “Named Executive Officers”) as of the end of the last fiscal year:

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
(a) Name and Principal Position	(b) Year Ended Oct. 31	(c) Salary ($)	(d) Bonus ($)	(e) Other Annual Compensation ($)	(f) Restricted Stock Award(s) ($)	(g) Securities Underlying Options/ SARs (no.)	(h) LTIP Payouts ($)	(i) All Other Compen- sation ($)

Jason McDiarmid	2006	$165,000(1)	--	--	$132,500	$337,702	--	--
President	2005	165,000(2)	--	--	--	--	--	--
(CEO)	2004	165,000(3)	--	$ 5,355(4)	--	--	--	--

Kenneth G.C. Telford	2006	$150,000(5)	--	--	$132,500	$324,419	--	--
(CFO)	2005	142,500(6)	--	--	--	--	--	--
	2004	135,000(7)	--	--	--	--	--	--

Steve Wuschke	2006	$132,000(8)	--	--	$132,500	$308,419	--	--
(CTO)	2005	132,000(9)	--	--	--	--	--	--
	2004	132,000(10)	--	--	--	--	--	--

Peter Bond	2006	$150,000(11)	--	--	$132,500	$317,408	--	--
(COO)	2005	150,000(12)	--	--	--	--	--	--
	2004	19,000(12)	--	--	--	--	--	--

Stevan Perry	2006	$118,500(13)	--	--	$132,500	$269,502	--	--
Vice President	2005	108,000(14)	--	--	--	--	--	--
	2004	108,000(15)	--	--	--	--	--	--

________________________

(1)	Of the amount due Mr. McDiarmid for the fiscal year ended October 31, 2006, $165,000 was paid by issuing 550,000 shares of our common stock.
(2)

Of the amount due Mr. McDiarmid for the fiscal year ended October 31, 2005, $123,750 was paid by issuing 277,989 shares of our common stock. The remainder of $41,250 was deferred and converted to 82,500 shares of our common stock subsequent to October 31, 2005.

(3)	All of the amount due Mr. McDiarmid for the fiscal year ended October 31, 2004, was paid to him in common stock at the price of $0.75 per share.
(4)	Vehicle lease.
(5)	Of the amount due Mr. Telford for the fiscal year ended October 31, 2006, $150,000 was paid by issuing 500,000 shares of our common stock to Denon Capital Strategies Ltd..
(6)

Of the amount due Mr. Telford for the fiscal year ended October 31, 2005, $105,000 was paid by issuing 236,413 shares of our common stock. The remainder of $37,500 was deferred and converted to 75,000 shares of our common stock subsequent to October 31, 2005.

(7)	All of the amount due Mr. Telford for the fiscal year ended October 31, 2004, was paid to him in common stock at the price of $0.75 per share issued to Denon Capital Strategies Ltd.
(8)	Of the amount due Mr. Wuschke for the fiscal year ended October 31, 2006, $132,000 was paid by issuing 439,999 shares of our common stock.
(9)

The amount due to Mr. Wuschke as at October 31, 2004, of $43,000 and $99,000 of the amount due for the fiscal year ended October 31, 2005, were paid by issuing 315,870 shares of our common stock. The remainder of $33,000 was deferred and converted to 66,000 shares of our common stock subsequent to October 31, 2005.

(10)	Of the amount due Mr. Wuschke for the fiscal year ended October 31, 2004, $89,000 was paid by issuing 118,667 shares of our common stock, the remainder was accrued but deferred.
(11)	Of the amount due Mr. Bond for the fiscal year ended October 31, 2006, $143,212 was paid by issuing 477,373 shares of our common stock.
(12)

The amount due to Mr. Bond as at October 31, 2004, of $19,000 and $112,500 of the amount due for the fiscal year ended October 31, 2005, were paid by issuing 294,022 shares of our common stock. The remainder of $37,500 was deferred and converted to 75,000 shares of our common stock subsequent to October 31, 2005.

(13)	Of the amount due Mr. Perry for the fiscal year ended October 31, 2006, $118,500 was paid by issuing 399,340 shares of our common stock.
(14)

Of the amount due to Mr. Perry for the fiscal year ended October 31, 2005, $81,000 was paid by issuing 176,087 shares of our common stock. The remainder of $27,000 was deferred and converted to 54,000 shares of our common stock subsequent to October 31, 2005.

(15)

Of the amount due to Mr. Perry for the fiscal year ended October 31, 2004, $72,000 was paid by issuing 96,000 shares of our common stock. The remainder of $36,000 was deferred and converted to 78,261 shares of our common stock subsequent to October 31, 2004.

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

Equity Compensation Plan Information

We have authorized securities for issuance under equity compensation plans that have not been approved by the stockholders, but none under equity compensation plans that were approved by the stockholders. The following table shows the aggregate amount of securities authorized for issuance under all equity compensation plans as of February 9, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	11,019,887	$0.63	--
Total	11,019,887	$0.63	--

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of February 9, 2007, with respect to the beneficial ownership of the our common stock by each beneficial owner of more than 5% of the outstanding shares of our common stock, each director and executive officer, and all executive officers and directors as a group, specifically indicating the number of shares of common stock owned by each such person and group and the percentage of our common stock so owned. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated:

Stockholder(1)	Description	Number	%(2)

Laurus Master Fund	Warrants	2,919,496	8.4%
(Principal Stockholder)
c/o MSC Corporate Services Limited
P.O. Box 309 GT
Ugland House, South Church Street
George Town, Grand Cayman
Cayman Islands

Ecogenics Limited(3)	Common stock	900,000	2.8
(Principal Stockholder)	Warrants	1,195,000	3.6
#1703, 17th Floor		2,095,000	6.3
Hing Yip Commercial Centre
272-284 Des Voeux Rd Central
Hong Kong SAR

Morpheus Financial Corp.(4)	Common stock	1,174,388	3.7
(Principal Stockholder)	Options	500,000	1.5
Room 603-4 Valley Centre	Warrants	200,000	*
80-82 Morrison Hill Road		1,874,388	5.8
Wanchai, Hong Kong

Jason McDiarmid	Common stock	1,798,866	5.6
(Principal stockholder, director, and officer)	Options(5)	1,413,000	4.2
#101-5219 192nd Street	Warrants	1,166,283	3.5
Cloverdale, BC, Canada V3S 4P6		4,378,149	12.7

Steve Wuschke	Common stock	1,393,548	4.4
(Principal stockholder, director, and officer)	Options(5)	1,412,000	4.2
#101-5219 192nd Street	Warrants	603,119	1.9
Cloverdale, BC, Canada V3S 4P6		3,408,667	10.1

Kenneth G.C. Telford	Common stock(6)	1,571,197	4.9
(Principal stockholder, director, and officer)	Options(5)	1,075,000	3.3
#101-5219 192nd Street	Warrants(5)	1,048,750	3.2
Cloverdale, BC, Canada V3S 4P6		3,694,947	10.9

Peter Bond	Common stock	1,560,371	4.9
(Director and officer)	Options (5)	950,000	2.9
#101-5219 192nd Street	Warrants	806,349	2.5
Cloverdale, BC, Canada V3S 4P6		3,316,720	9.9

Stevan Perry	Common stock	1,354,000	4.3
(Principal Stockholder and officer)	Options(5)	1,303,000	3.9
#101-5219 192nd Street	Warrants	517,315	1.6
Cloverdale, BC, Canada V3S 4P6		3,174,315	9.4

Salvador Diaz-Verson	Common stock	175,000	*
(Director)	Options(5)	250,000	*
#101-5219 192nd Street		425,000	1.3
Cloverdale, BC, Canada V3S 4P6

All officers and directors as a group (6 persons)	Common stock	7,852,982	24.7%
	Options(5)	6,403,000	16.7
	Warrants(5)	4,141,816	11.5
		18,397,798	43.4%

___________________

*	Less than 1%.
(1)	Except as otherwise noted, shares are owned beneficially and of record, and such record stockholder has sole voting, investment, and dispositive power.
(2)

Calculations of total percentages of ownership outstanding for each individual assume the exercise of currently vested options held by that individual to which the percentage relates. Percentages calculated for totals of all executive officers and directors as a group assume the exercise of all vested options held by the indicated group.

(3)	The control person for Ecogenics Limited is Vickie Lam.
(4)	The control person for Morpheus Financial Corp. is Queenie Cheung.
(5)

These vested options and immediately exercisable warrants give the holders the right to acquire shares of common stock at prices ranging from $0.25 to $2.00 per share with various expiration dates ranging from 2007 to 2012.

(6)	1,299,470 of the shares listed in the table that are beneficially owned by Mr. Telford are registered and held in the name of Denon Capital Strategies Ltd.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stock and Option Issuances

In June 2005, we agreed to issue 209,239 shares of our common stock to Jason McDiarmid, our chief executive officer and a director, as payment for accrued but unpaid wages in the amount of $96,250, or $0.46 per share.

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

In August 2005, we issued to Ecogenics Limited, a principal stockholder, 125,000 shares of our common stock and warrants to purchase an additional 125,000 shares of common stock at an exercise price of $0.40 per share, for cash of $50,000, or $0.40 per share.

Between September and November 2005, we issued to Ecogenics Limited, a principal stockholder, 200,000 shares of our common stock and warrants to purchase an additional 200,000 shares of common stock at an exercise price of $0.50 per share, for cash of $100,000, or $0.50 per share.

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

In January 2006, we issued a total of 1,350,000 options to purchase shares of our common stock to Jason McDiarmid, Kenneth Telford, Steve Wuschke, Peter Bond, William Baumgartner, Jeane Manning, and Stevan Perry for ongoing and continued services rendered to us during fiscal year 2005.

In February 2006, we issued to Denon Capital Strategies Ltd., an affiliate of Kenneth Telford, our chief financial officer and a director, 125,000 shares of our common stock and warrants to purchase an additional 125,000 shares of common stock at an exercise price of $0.30 per share, for cash of $37,500, or $0.30 per share.

In February 2006, we issued to Jason McDiarmid, our chief executive officer and a director, 125,000 shares of our common stock and warrants to purchase an additional 125,000 shares of common stock at an exercise price of $0.40 per share, for cash of $50,000, or $0.40 per share.

In March 2006, we issued to Denon Capital Strategies Ltd., an affiliate of Kenneth Telford, our chief financial officer and a director, 118,750 shares of our common stock and warrants to purchase an additional 118,750 shares of common stock at an exercise price of $0.40 per share, for cash of $47,500, or $0.40 per share.

In May 2006, we issued to Peter Bond, our chief operating officer and a director, 166,666 shares of our common stock and warrants to purchase an additional 166,666 shares of common stock at an exercise price of $0.30 per share, for cash of $50,000, or $0.30 per share.

In July 2006, we issued to Denon Capital Strategies Ltd., an affiliate of Kenneth Telford, our chief financial officer and a director, 210,000 shares of our common stock and warrants to purchase an additional 210,000 shares of common stock at an exercise price of $0.30 per share, for cash of $63,000, or $0.30 per share.

In July 2006, we issued to Jason McDiarmid, our chief executive officer and a director, 105,000 shares of our common stock and warrants to purchase an additional 105,000 shares of common stock at an exercise price of $0.30 per share, for cash of $31,500, or $0.30 per share.

In October 2006, we issued to Jason McDiarmid, our chief executive officer and a director, 120,000 shares of our common stock and warrants to purchase an additional 120,000 shares of common stock at an exercise price of $0.25 per share, for cash of $30,000, or $0.25 per share.

Loans

Morpheus Financial Corporation

Since our inception, we have borrowed a total of $103,342 from Morpheus Financial Corporation. Of those loans, $30,000 was loaned under an agreement that we will repay it when we are able to do so and that we will pay 12% interest on the principal amount equaling $3,600, regardless of when repayment is made. As additional consideration for the granting of the $30,000 loan, we also issued to Morpheus a five-year warrant to purchase 50,000 shares of our common stock at a price of $0.35 per share. These loans were not the result of arm’s-length negotiations; however, we believe them to be on terms as favorable as or more favorable to us than we would have been able to obtain elsewhere. During the fiscal quarter ended April 30, 2003, Morpheus agreed to convert $72,645 of the $103,440 balance outstanding into 290,580 shares of our common stock, or at $0.25 per share. The shares were recorded at their estimated fair value of $145,790, calculated by reference to our board of directors’ determination as to the value of the shares at the time of the settlement, and we recognized an additional expense of $72,645.

In August 2005, Morpheus Financial Corporation converted the remaining $29,755 of loans and advances into 74,388 shares of our common stock, at an exercise price of $0.40 per share.

In August 2006, we borrowed $47,691 from Morpheus Financial Corporation. The terms of the loan agreement required us to pay the principal and interest at the rate of 15% no later than September 30, 2006, and to issue warrants to purchase 150,000 shares of our common stock at $0.30 per share exercisable until August 14, 2011. This loan was unsecured and was not the result of arm’s-length negotiations; however, we believe its terms to be as favorable as or more favorable to us than we would have been able to obtain elsewhere.

Steve Wuschke

On April 1, 2003, Steve Wuschke, a director and executive officer, loaned us $30,600. The loan is at 8% per annum interest, with monthly interest-only payments, and the entire principal was due on or before April 1, 2004. As partial consideration for making the loan, we granted Mr. Wuschke warrants to purchase 50,000 shares of our common stock, expiring in 2012, with 25,000 of the warrants exercisable at $0.25 per share and the remaining 25,000 exercisable at $0.50 per share. This loan was not the result of arm’s-length negotiations; however, we believe its terms to be as favorable as or more favorable to us than we would have been able to obtain elsewhere.

In January 2004, we borrowed an additional $31,704.24 from Mr. Wuschke. This loan is unsecured, without specific terms of repayment, and does not bear interest. This loan was not the result of arm’s-length negotiations; however, we believe its terms to be as favorable as or more favorable to us than we would have been able to obtain elsewhere.

During the 2005 fiscal year Mr. Wuschke loaned us $71,389. This amount was unsecured, without specific terms of repayment, and did not bear interest. In August 2005, Mr. Wuschke converted $122,987 of loans and advances into 307,469 shares of common stock, at a conversion price of $0.40 per share.

In April 2006, Mr. Wuschke converted $42,336 of loans and advances into 141,120 shares of common stock, at a conversion price of $0.30 per share, and received warrants to purchase an additional 141,120 shares of common stock at an exercise price of $0.30 as consideration for his agreement to convert the loans and advances into common stock.

Jason McDiarmid

On October 1, 2003, we borrowed $33,000 from Jason McDiarmid, our president and chief executive officer. The loan is payable on demand after March 31, 2004, accrues interest at the rate of 12%, regardless of the date of repayment, and is unsecured. As additional consideration for making the loan, we also issued to Mr. McDiarmid options to purchase 25,000 shares of our common stock at an exercise price of $0.25 per share and options to purchase 25,000 shares of our common stock at an exercise price of $0.50 per share, all of which are exercisable until January 1, 2011. This loan was not the result of arm’s-length negotiations; however, we believe its terms to be as favorable as or more favorable to us than we would have been able to obtain elsewhere.

On October 20, 2003, we borrowed $10,000 from Jason McDiarmid, our president and chief executive officer. The loan is payable on demand after March 31, 2004, accrues interest at the rate of 9% per year, calculated and payable monthly, and is unsecured. This loan was not the result of arm’s-length negotiations; however, we believe its terms to be as favorable as or more favorable to us than we would have been able to obtain elsewhere.

In January 2004, we borrowed an additional $31,703.37 from Mr. McDiarmid. This loan is unsecured, without specific terms of repayment, and does not bear interest. This loan was not the result of arm’s-length negotiations; however, we believe its terms to be as favorable as or more favorable to us than we would have been able to obtain elsewhere.

In March 2004, we issued 76,618 shares of common stock to Mr. McDiarmid upon the conversion of $57,464 of principal and accrued interest due under these loans.

In October 2004, we borrowed an additional $95,833 from Mr. McDiarmid. This loan is unsecured, without specific terms of repayment, and does not bear interest. This loan was not the result of arm’s-length negotiations; however, we believe its terms to be as favorable as or more favorable to us than we would have been able to obtain elsewhere.

During fiscal 2005 Mr. McDiarmid loaned us $56,917. This loan is unsecured, without specific terms of repayment, and does not bear interest. This loan was not the result of arm’s-length negotiations; however, we believe its terms to be as favorable as or more favorable to us than we would have been able to obtain elsewhere.

In August 2005, Mr. McDiarmid converted $228,415 of loans and advances into 571,038 shares of common stock at a conversion price of $0.40 per share.

In April 2006, Mr. McDiarmid converted $43,864 of loans and advances into 146,213 shares of common stock, at a conversion price of $0.30 per share, and received warrants to purchase an additional 146,213 shares of common stock at an exercise price of $0.30 as consideration for his agreement to convert the loans and advances into common stock.

In August 2006, Mr. McDiarmid converted $27,771 of loans and advances into 92,570 shares of common stock, at a conversion price of $0.30 per share, and received warrants to purchase an additional 92,570 shares of common stock at an exercise price of $0.30 as consideration for his agreement to convert the loans and advances into common stock.

In August 2006, we borrowed $13,500 from Richard McDiarmid, the father of Jason McDiarmid. The terms of the loan agreement required us to pay the principal and interest at the rate of 15% no later than September 30, 2006, and to issue warrants to purchase 45,000 shares of our common stock at $0.30 per share exercisable until August 14, 2011. This loan was unsecured and was not the result of arm’s-length negotiations; however, we believe its terms to be as favorable as or more favorable to us than we would have been able to obtain elsewhere.

Kenneth G.C. Telford

In two installments on August 14, 2003, and September 1, 2003, we borrowed an aggregate of $4,300 on the dates of the installments from Kenneth Telford, our chief financial officer and a director. This loan is payable on demand after March 31, 2004, accrues interest at the rate of 9% per year, calculated and payable monthly, and is unsecured. This loan was not the result of arm’s-length negotiations; however, we believe its terms to be as favorable as or more favorable to us than we would have been able to obtain elsewhere.

In March 2004, we issued 10,975 shares of common stock to Mr. Telford upon the conversion of $5,008 in principal and accrued interest due on this loan and an additional $3,186 in advances made by Mr. Telford on our behalf.

In August 2005, Mr. Telford converted $8,691 of loans and advances into 21,727 shares of common stock, at a conversion price of $0.40 per share.

Stevan Perry

In January 2004, we borrowed $31,703 from Stevan Perry, a principal stockholder and vice president of geoexchange systems integration. This loan was unsecured, without specific terms of repayment, and does not bear interest. This loan was not the result of arm’s-length negotiations; however, we believe its terms to be as favorable as or more favorable to us than we would have been able to obtain elsewhere.

During 2005, Mr. Perry loaned us $15,333. This amount was unsecured, without specific terms of repayment, and did not bear interest. This loan was not the result of arm’s-length negotiations; however, we believe its terms to be as favorable as or more favorable to us than we would have been able to obtain elsewhere.

In August 2005 Mr. Perry converted $60,788 of loans and advances into 151,972 shares of common stock, at a conversion price of $0.40 per share.

Peter Bond

On October 31, 2005, Peter Bond, a director and executive officer, advanced $36,662 and an additional $4,531 between that date and April 1, 2006, on our behalf.

In April 2006, Mr. Bond converted $41,193 of loans and advances into 137,310 shares of common stock, at a conversion price of $0.30 per share, and received warrants to purchase an additional 137,310 shares of common stock at an exercise price of $0.30 as consideration for his agreement to convert the loans and advances into common stock.

Ecogenics Limited

On January 16, 2004, we borrowed $26,842 from Ecogenics Limited, a principal stockholder. This loan was non-interest-bearing and payable on demand. This loan was not the result of arm’s-length negotiations; however, we believe it to have been on terms as favorable as or more favorable to us than we would have been able to obtain elsewhere.

In August 2005, this loan was converted into 75,644 shares of our common stock at a conversion price of $0.40 per share.

In October 2006, we issued 100,000 shares of our common stock to Ecogenics Limited because it had used 100,000 of its shares as payment of our account payable in the amount of $25,000.

ITEM 13. EXHIBITS

Exhibit Number*	Title of Document	Location

Item 3.	Articles of Incorporation and Bylaws
3.01	Articles of Incorporation	Incorporated by reference from the registration statement on Form SB-2, SEC File No. 333-106839, filed July 7, 2003.
3.02	Articles of Amendment to the Articles of Incorporation	Incorporated by reference from the registration statement on Form SB-2, SEC File No. 333-106839, filed July 7, 2003.
3.03	Bylaws	Incorporated by reference from amendment no. 1 to the registration statement on Form SB-2, SEC File No. 333-106839, filed September 12, 2003.

Item 4.	Instruments Defining the Rights of Holders, Including Indentures
4.01	Specimen stock certificate	Incorporated by reference from the registration statement on Form SB-2, SEC File No. 333-106839, filed July 7, 2003.
4.02	Form of Designation of Rights, Privileges and Preferences of Series A Preferred Stock	Incorporated by reference from the registration statement on Form SB-2, SEC File No. 333-106839, filed July 7, 2003.
Item 10.	Material Contracts
10.02	Technology Sale Agreement between William Baumgartner and Essential Innovations Technology Corp. dated February 20, 2002	Incorporated by reference from the registration statement on Form SB-2, SEC File No. 333-106839, filed July 7, 2003.
10.04	Agreement between: Crown Plaza Executive Suites Corporation and Essential Innovations Technology Corporation dated November 26, 2002	Incorporated by reference from the registration statement on Form SB-2, SEC File No. 333-106839, filed July 7, 2003.
10.10	Letter of Agreement between Morpheus Financial Corporation and Essential Innovations Technology Corp. dated February 27, 2003	Incorporated by reference from amendment no. 1 to the registration statement on Form SB-2, SEC File No. 333-106839, filed September 12, 2003.
10.12	Form of Subscription Agreement	Incorporated by reference from amendment no. 1 to the registration statement on Form SB-2, SEC File No. 333-106839, filed September 12, 2003.
10.17	Loan Agreement among Kenneth G.C. Telford, Inc., Essential Innovations Corp., and Essential Innovations Technology Corp. dated September 1, 2003	Incorporated by reference from amendment no. 2 to the registration statement on Form SB-2, SEC File No. 333-106839, filed November 17, 2003.

10.18	Loan Agreement between Jason McDiarmid and Essential Innovations Technology Corp., dated October 1, 2003	Incorporated by reference from amendment no. 2 to the registration statement on Form SB-2, SEC File No. 333-106839, filed November 17, 2003.
10.19	Loan Agreement between Jason McDiarmid and Essential Innovations Technology Corp., dated October 20, 2003	Incorporated by reference from amendment no. 2 to the registration statement on Form SB-2, SEC File No. 333-106839, filed November 17, 2003.
10.22	Agreement to Provide Exclusive Geoexchange Project Services between Diamondview Developments Ltd., Essential Innovations Technology Corp., and Essential Innovations Corporation dated April 7, 2005	Incorporated by reference from the quarterly report on Form 10-QSB/A for the quarter ended April 30, 2005, SEC File No. 333 106839, filed June 23, 2005.
10.23	Agreement between WFI Industries Ltd. (WaterFurnace) and Essential Innovations Corporation dated June 23, 2005	Incorporated by reference from the current report on Form 8-K, SEC File No. 333 106839, filed June 28, 2005.
10.24	Sole Exclusive Rights and Distribution Agreement between Essential Innovations Corporation and Enerflo Geothermal Technologies Ltd. dated June 30, 2005	Incorporated by reference from the current report on Form 8-K, SEC File No. 333 106839, filed July 7, 2005.
10.25	Sole Exclusive Rights and Distribution Agreement between Essential Innovations Corporation and Global Business Exchange dated July 19, 2005	Incorporated by reference from the current report on Form 8-K, SEC File No. 333 106839, filed July 21, 2005.
10.26	Exclusive Technology Rights Agreement between William Baumgartner and Richard McDiarmid and Essential Innovations Technology Corp. dated September 21, 2005	Incorporated by reference from the current report on Form 8-K, SEC File No. 333 106839, filed September 23, 2005.
10.27

Share Purchase Agreement among Earth Source Energy Inc., Pacific Geo Exchange Inc., Mueller Family Trust, Jade Eagle Trust, Aries Developments Ltd., Lynn Mueller, Mark McCooey, Paul Callon, and Essential Innovations Technology Corp. dated February 3, 2006

Incorporated by reference from the quarterly report on Form 10-QSB for the quarter ended January 31, 2006, filed March 17, 2006.

10.28

Addendum to the Share Purchase Agreement among Earth Source Energy Inc., Pacific Geo Exchange Inc., Mueller Family Trust, Jade Eagle Trust, Aries Developments Ltd., Lynn Mueller, Mark McCooey, Paul Callon, and Essential Innovations Technology Corp. dated February 8, 2006

Incorporated by reference from the quarterly report on Form 10-QSB for the quarter ended January 31, 2006, filed March 17, 2006.
10.29

Addendum #2 to the Share Purchase Agreement among Earth Source Energy Inc., Pacific Geo Exchange Inc., Mueller Family Trust, Jade Eagle Trust, Aries Developments Ltd., Lynn Mueller, Mark McCooey, Paul Callon, and Essential Innovations Technology Corp. dated March 6, 2006

Incorporated by reference from the quarterly report on Form 10-QSB for the quarter ended January 31, 2006, filed March 17, 2006.
10.30	Security and Purchase Agreement by and among Laurus Master Fund, Ltd. and Essential Innovations Technology Corp., with Essential Innovations Corp., as guarantor, made as of March 2, 2006	Incorporated by reference from the quarterly report on Form 10-QSB for the quarter ended January 31, 2006, filed March 17, 2006.
10.31	Registration Rights Agreement between Essential Innovations Technology Corp. and Laurus Master Fund, Ltd. dated March 2, 2006	Incorporated by reference from the quarterly report on Form 10-QSB for the quarter ended January 31, 2006, filed March 17, 2006.
10.32	Secured Term Note for $2,000,000 payable to Laurus Master Fund, Ltd. dated March 2, 2006	Incorporated by reference from the quarterly report on Form 10-QSB for the quarter ended January 31, 2006, filed March 17, 2006.
10.33	Secured Revolving Note up to US$4,000,000 payable to Laurus Master Fund, Ltd. dated March 2, 2006	Incorporated by reference from the quarterly report on Form 10-QSB for the quarter ended January 31, 2006, filed March 17, 2006.
10.34	Master Security Agreement between Laurus Master Fund, Ltd. and Essential Innovations Technology Corp. and Essential Innovations Corporation dated March 2, 2006	Incorporated by reference from the quarterly report on Form 10-QSB for the quarter ended January 31, 2006, filed March 17, 2006.
10.35	Common Stock Purchase Warrant	Incorporated by reference from the quarterly report on Form 10-QSB for the quarter ended January 31, 2006, filed March 17, 2006.

10.36	Share Pledge Agreement among Laurus Master Fund, Ltd., Essential Innovations Technology Corp., and Essential Innovations Corp., dated March 2, 2006	Incorporated by reference from the quarterly report on Form 10-QSB for the quarter ended January 31, 2006, filed March 17, 2006.
10.37	Term Sheet between Essential Innovations Technology Corp. and Salvador Diaz-Verson dated September 1, 2006**	Incorporated by reference from the current report on Form 8-K filed September 11, 2006.
10.39	Agreement between Wakefield Beach Developments Ltd. and Essential Innovations Corporation dated January 17, 2006	This filing.
10.40	Employment Agreement between Essential Innovations Technology Corp. and Jason McDiarmid dated April 1, 2006**	This filing.
10.41	Employment Agreement between Essential Innovations Technology Corp. and Ken Telford dated April 1, 2006**	This filing.
10.42	Employment Agreement between Essential Innovations Technology Corp. and Steve Wuschke dated April 1, 2006**	This filing.
10.43	Employment Agreement between Essential Innovations Technology Corp. and Peter Bond dated April 1, 2006**	This filing.
10.44	Employment Agreement between Essential Innovations Technology Corp. and Stevan Perry dated April 1, 2006**	This filing.
10.45	Severance Agreement with related employee schedule dated April 1, 2006**	This filing
10.46	Consulting Agreement between Allegiant Capital Group Inc., and Essential Innovations Technology Corp. dated April 15, 2006	This filing.
10.47	Loan Agreement between Morpheus Financial Corporation and Essential Innovations Technology Corp. dated August 15, 2006	This filing.
10.48	Exclusive Technology Rights Agreement between HEET Earth Energy Technology and Essential Innovations Corp. dated November 1, 2006	This filing.
Item 14	Code of Ethics
14.01	Code of Ethics	Incorporated by reference from the annual report on Form 10-KSB for the year ended October 31, 2004, SEC File No. 333 106839, filed January 31, 2005.

Item 21.	Subsidiaries of the Registrant
21.01	Schedule of Subsidiaries	This filing.
Item 31.	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14	This filing.
31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14	This filing.
Item 32.	Section 1350 Certifications
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

_______________

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Peterson Sullivan PLLC for professional services rendered for the audit of our annual consolidated financial statements during the fiscal year ended October 31, 2006, and for the reviews of the consolidated financial statements included in our quarterly reports on Form 10-QSB for that fiscal year were $47,719. The aggregate fees billed by Peterson Sullivan PLLC for professional services rendered for the audit of our annual consolidated financial statements and for the reviews of the consolidated financial statements included in our quarterly reports on Form 10-QSB during the fiscal year ended October 31, 2005, were $41,159.

Audit Related Fees

Peterson Sullivan PLLC did not bill us for any professional services that were reasonably related to the performance of the audit or review of financial statements for either the fiscal year ended October 31, 2006, or the fiscal year ended October 31, 2005, that are not included under Audit Fees above.

Tax Fees

Peterson Sullivan PLLC billed $2,964 and $1,173 for the fiscal years ended October 31,2006 and 2005, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

Peterson Sullivan PLLC did not perform any services for us or charge any fees other than the services described above for either the fiscal year ended October 31, 2006, or the fiscal year ended October 31, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Date: February 13, 2007	By /s/ Jason McDiarmid
Jason McDiarmid
Its Principal Executive Officer

Date: February 13, 2007	By /s/ Kenneth G.C. Telford
Kenneth G.C. Telford
Its Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: February 13, 2007

/s/ Jason McDiarmid
Jason McDiarmid, Director (Principal Executive Officer)
/s/ Kenneth G.C. Telford
Kenneth G.C. Telford, Director (Principal Financial Officer)
/s/ Steve Wuschke
Steve Wuschke, Director
/s/ Peter Bond
Peter Bond, Director
/s/ Salvador Diaz-Verson
Salvador Diaz-Verson, Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NONREPORTING ISSUERS

We did not send any annual report or proxy statement to our stockholders during the fiscal year ended October 31, 2006.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2006

C O N T E N T S

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

FINANCIAL STATEMENTS	F-2

CONSOLIDATED BALANCE SHEET	F-3
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS	F-4 and F-5
CONSOLIDATED STATEMENTS OF CASH FLOWS	F-6 and F-7
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-8 - F-23

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors

Essential Innovations Technology Corp.

Bellingham, Washington

We have audited the accompanying consolidated balance sheet of Essential Innovations Technology Corp. and Subsidiaries as of October 31, 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the years ended October 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Essential Innovations Technology Corp. and Subsidiaries as of October 31, 2006, and the results of their operations and their cash flows for the years ended October 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has recently emerged from the development stage, has experienced losses, and has an accumulated deficit of $15,592,786 at October 31, 2006. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN PLLC

January 31, 2007

Seattle, Washington

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

CONSOLIDATED BALANCE SHEET

October 31, 2006

Assets
Current Assets
Cash	$76,543
Accounts receivable, net	697,294
Costs and estimated earnings in excess of billings
on uncompleted contracts	102,983
Inventory	244,979
Prepaid expenses	118,934
Total current assets	1,240,733
Property and equipment, net	163,732
Deposits	14,571
Goodwill	2,012,393
Intangible assets, net	452,149
Other assets	73,549
Total assets	$3,957,127
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	1,210,446
Accrued expenses	350,184
Accrued wages	35,876
Accrued payroll taxes	143,619
Billings in excess of costs and estimated earnings
on uncompleted contracts	247,303
Loans payable, related parties	72,386
Due to shareholders	75,856
Current portion of long-term debt	624,136
Total current liabilities	2,759,806
Long-term Liabilities
Term loan, net of discount of $442,560	747,239
Finance loans	24,054
Total liabilities	3,531,099
Stockholders’ Equity
Preferred stock
$0.001 par value, authorized 10,000,000 shares
issued and outstanding nil shares
Common stock
$0.001 par value, authorized 100,000,000 shares
issued and outstanding 31,247,886 shares	31,247
Additional paid-in capital	16,006,205
Accumulated deficit	(15,592,786)
Accumulated other comprehensive loss	(18,638)
Total stockholders’ equity	426,028
Total liabilities and stockholders’ equity	$3,957,127

See Notes to Consolidated Financial Statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended October 31, 2006 and 2005

	2006	2005
Revenue	$2,335,302	$ 227,028
Cost of Sales	1,754,273	164,394
Gross Profit	581,029	62,634
Expenses
General and administrative	7,189,958	2,646,039
Impairment loss on intangible assets	41,378	--
	7,231,336	2,646,039
Other income (expense)
Interest expense	(180,954)	(22,818)
Interest expense, related parties	(3,842)	(2,160)
Amortization of debt discount	(517,440)	--
Financing costs	(270,423)	--
Financing costs, related parties	(69,787)	--
Interest income	3,429	16
	(1,039,017)	(24,962)
Net loss	$(7,689,324)	$(2,608,367)
Net loss per share - basic and diluted	$ (0.31)	$ (0.18)
Weighted average number of shares outstanding	24,571,197	14,452,863

See Notes to Consolidated Financial Statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

For the Years Ended October 31, 2006 and 2005

	Common stock		Additional		Accumulated other	Total
	Number of Shares	Amount	paid-in capital	Accumulated deficit	comprehensive loss	shareholders’ equity
Balance October 31, 2005	19,106,921	$ 19,107	$ 7,817,808	$ (7,903,462)	$ (38,672)	$ (105,219)
Net loss	--	--	--	(7,689,324)	--	(7,689,324)
Foreign currency translation	--	--	--	--	20,034	20,034
Comprehensive loss	--	--	--	--	--	(7,669,290)
Common stock and warrants issued for cash received	3,102,190	3,103	993,010	--	--	996,113
Common stock issued to related parties
for services received	4,514,155	4,514	1,659,884	--	--	1,664,398
Common stock issued to related parties
to settle accrued wages and consulting fees	371,370	371	185,314	--	--	185,685
Common stock issued for services received	1,913,685	1,913	703,203	--	--	705,116
Common stock issued for acquisition of subsidiaries	1,171,230	1,171	502,961	--	--	504,132
Common stock issued on exercise of options	25,000	25	6,225	--	--	6,250
Common stock issued in relation to Geo-Site Rights	225,000	225	112,275	--	--	112,500
Common stock issued to related parties
to repay loans and advances	536,979	537	160,557	--	--	161,094
Common stock issued to repay loans and
consulting fees	220,000	220	65,780	--	--	66,000
Common stock issued for purchase of automobile	61,356	61	15,278	--	--	15,339
Warrants issued in connection with financings	--	--	1,230,423	--	--	1,230,423
Warrants issued to related parties for services	--	--	808,024	--	--	808,024
Warrants issued in settlement of consulting fees	--	--	73,180	--	--	73,180
Warrants issued to related parties for financing	--	--	69,787	--	--	69,787
Options issued to related parties for services received	--	--	1,348,986	--	--	1,348,986
Options issued for services received	--	--	253,510	--	--	253,510
Balance October 31, 2006	31,247,886	$ 31,247	$ 16,006,205	$ (15,592,786)	$ (18,638)	$ 426,028

See Notes to Consolidated Financial Statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

For the Years Ended October 31, 2006 and 2005

	Common stock		Common stock issuable		Additional		Accumulated other	Total
	Number of Shares	Amount	Number of Shares	Amount	paid-in capital	Accumulated deficit	Comprehensive loss	shareholders’ equity
Balance October 31, 2004	12,924,539	$12,925	104,241	$ 104	$4,584,989	$(5,295,095)	$ (23,949)	$ (721,026)
Net loss	--	--	--	--	--	(2,608,367)	--	(2,608,367)
Foreign currency translation	--	--	--	--	--	--	(14,723)	(14,723)
Comprehensive loss	--	--	--	--	--	--	--	(2,623,090)
Issuance of common stock issuable	104,241	104	(104,241)	(104)	--	--	--	--
Common stock and warrants issued for
cash received	351,000	351	--	--	162,649	--	--	163,000
Common stock issued to related
parties for services received	1,836,129	1,836	--	--	947,961	--	--	949,797
Common stock issued for services
received	2,333,232	2,333	--	--	1,000,383	--	--	1,002,716
Common stock issued for payment of
loans and advances	1,207,780	1,208	--	--	481,637	--	--	482,845
Common stock issued for geo-site
rights	225,000	225	--	--	224,775	--	--	225,000
Common stock and options issued for
option to acquire rights to products	50,000	50	--	--	24,950	--	--	25,000
Common stock and options issued for
intellectual property	75,000	75	--	--	29,925	--	--	30,000
Options issued to related parties for
services received	--	--	--	--	25,000	--	--	25,000
Options issued for Geo-Site rights	--	--	--	--	47,468	--	--	47,468
Options issued for services received	--	--	--	--	204,897	--	--	204,897
Options issued for rights to products
and intellectual property	--	--	--	--	83,174	--	--	83,174
Balance October 31, 2005	19,106,921	$19,107	--	$ --	$7,817,808	$(7,903,462)	$ (38,672)	$ (105,219)

See Notes to Consolidated Financial Statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended October 31, 2006

	2006	2005
Cash provided by (used in)
Cash Flows from Operating Activities
Net loss	$ (7,689,324)	$ (2,608,367)
Adjustment to reconcile net loss for the period to
net cash used in operating activities
Depreciation of property and equipment	44,613	19,443
Amortization of intangible assets	55,417	--
Amortization of debt discount	517,440	--
Impairment loss	41,378	--
Gain on tenant inducements	(9,938)	(9,652)
Common stock issued for services	705,116	982,716
Common stock issued to related parties for services	1,664,398	949,797
Options issued for services	253,510	204,897
Options issued to related parties for services	1,348,986	25,000
Warrants issued for financings	270,423	--
Warrants issued to related parties for services	808,024	--
Warrants issued to related parties for financing costs	69,787	--
Warrants issued for consulting fees	73,180	--
Changes in assets and liabilities, net of effects of acquired subsidiary
Accounts receivable	(9,266)	(125,432)
Costs and estimated earnings in excess of revenue	(102,983)	--
Inventory	(127,420)	(50,278)
Prepaid expenses and deposits	(104,227)	20,616
Deposits	(614)	--
Accounts payable	285,059	169,662
Accrued expenses and wages	474,705	80,031
Billings in excess of costs and estimated earnings	8,487	(3,961)
Net cash used in operating activities	(1,423,249)	(345,528)
Cash Flows from Investing Activities
Purchase of property and equipment	(52,633)	581
Purchase of other assets	(73,549)	--
Cash component to acquire subsidiaries	(876,063)	--
Net cash (used in) provided by investing activities	(1,002,245)	581
Cash Flows from Financing Activities
Issuance of common stock and warrants for cash	996,113	163,000
Exercise of options	6,250	--
Proceeds of term loan	2,000,000	--
Repayment of term loan	(199,861)	--
Proceeds of short-term loan	258,000	--
Repayment of short-term loan	(258,000)	--
Payout of subsidiary debts on acquisition	(507,661)	--
Tenant inducements received	--	5,574
Loans from related parties	76,963
Advances from shareholders	148,671	194,046
Repayment of finance loans	(6,739)	--
Net cash provided by financing activities	2,513,736	362,620
Increase in cash during the year	88,242	17,673
Foreign exchange effect on cash	(14,006)	(15,453)
Cash at beginning of the year	2,307	87
Cash at end of the year	$ 76,543	$2,307

See Notes to Consolidated Financial Statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended October 31, 2006

	2006	2005
Supplementary Information:
Interest paid	$ 131,261	$ 24,978
Income taxes paid	--	--
Non-cash transactions
Loans settled by issuance of common stock	--	482,845
Common stock issued for geo-site rights	112,500	225,000
Options issued for acquisition of
geo-site rights	--	47,468
Common stock issued for leasehold improvements	--	24,600
Common stock issued to acquire subsidiaries	504,132	--
Warrants issued to secure term loan	960,000	--
Common stock issued to related parties to repay
loans and consulting fees	66,000	--
Common stock issued to related parties to settle
accrued wages and consulting fees	185,685	--
Common stock issued to related parties to repay
loans and advances	161,094	--
Common stock issued for acquisition of automobile	15,339	--
Common stock and options issued to acquire option rights	--	25,000
Common stock and options issued to acquire intellectual property	--	30,000
Options issued to acquire option rights and intellectual property	--	83,174

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization

Essential Innovations Technology Corp. (the “Company”) was incorporated under the laws of the state of Nevada on April 4, 2001. The Company’s subsidiary, Essential Innovations Corporation (“EIC”) is engaged in the manufacturing, installation, and distribution of the “EI Elemental Heat Energy System” family of geo exchange heat products and technology in North America, though its sales to date are primarily in western Canada. On March 6, 2006, the Company acquired all of the issued and outstanding shares of Pacific Geo Exchange Inc. (“PGE”) and its wholly-owned subsidiary, Earth Source Energy Inc. (“ESE”), which is engaged in the design and installation of geo exchange systems in western Canada. Until January 31, 2005, the Company was in the development stage and substantially all of the Company’s efforts had been directed towards product and distribution chain development primarily in western Canada. Effective as of February 1, 2005, the Company had sales of these products and management determined that the Company had emerged from the development stage.

Future Operations

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As discussed above, the Company recently emerged from the development stage and it has not yet generated positive cash flows from operations. It is the Company’s intention to raise additional equity to finance the further development of a market for its products until positive cash flows can be generated from its operations. However, there can be no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company. Such limitations could have a material adverse effect on the Company’s business, financial condition or operations, and these consolidated financial statements do not include any adjustment that could result. Failure to obtain sufficient additional funding would necessitate the Company reduce or limit its operating activities.

Basis of Consolidation

These consolidated financial statements include the accounts of Essential Innovations Technology Corp. and its wholly-owned subsidiaries, Essential Innovations Asia Limited, EIC, PGE and ESE. All significant inter-company balances and transactions have been eliminated.

Cash

Cash consists of checking accounts held at financial institutions in Canada and Hong Kong.

Accounts Receivable

Accounts receivable result primarily from installation contracts and the sale of geothermal products and are recorded at their principal amounts. Receivables are considered past due after 30 days. When necessary, the Company provides an allowance for doubtful accounts that is based on a review of outstanding receivables, historical collection information, and current economic conditions. There is an allowance for doubtful accounts of $36,536 at October 31, 2006. Receivables are generally unsecured. At October 31, 2006, two customers accounted for 18% of the accounts receivable balance.

Accounting for Construction Contracts

Revenues from construction contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. This method is used because management considers total cost to be the best available measure of progress on contracts. Because of the inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used may change in the near term. If estimated costs to complete long-term contracts indicate a loss, provision is made in the current period for the total anticipated loss. The lives of contracts entered into are typically twelve months or less, but performance may require two construction seasons.

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in advance of amounts billed. Conversely, the liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents amounts billed in advance of revenues recognized.

Inventory

Inventory consists primarily of raw materials, work in progress and finished goods of geo exchange products which are stated at the lower of cost (first-in, first-out method) or market.

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

Goodwill

Goodwill arose upon the acquisition of Pacific Geo Exchange Inc. and represents the excess of cost of acquisition over the fair value of the identifiable assets acquired less liabilities assumed. The Company’s policy is to review the carrying value of goodwill on at least an annual basis and between annual tests if indicators of potential impairment exist and record any impairment at that time. No impairment has been recorded to date.

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

Revenue Recognition

Revenues from the sales of geo exchange products are recognized as the sales are made, the price is fixed and determinable, collectibility is probable, and no significant Company obligations with regard to the products remain.

Revenues from design and installation contracts are recognized on the percent of completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. Because of the inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used may change in the near term. If estimated costs to complete a contract indicate a loss based on management analysis, provision is made in the current period for the total anticipated loss. The lives of these contracts are typically twelve months or less, but performance may occur in different fiscal years.

Shipping and Handling Expenses

Shipping and handling costs are expensed as incurred. Shipping and handling costs of $14,998 in 2006 and $2,782 in 2005 are included with costs of sales in these consolidated financial statements.

Advertising Expenses

Advertising costs will be expensed as incurred. Advertising costs of $11,678 in 2006 (none in 2005) are included with general and administrative expenses in these consolidated financial statements.

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

Investment Tax Credits

The Company follows the cost reduction method of accounting for investment tax credits (“ITC”) whereby the benefit of assistance is recognized as a reduction in the cost of the related capital asset or expenditure when receipt of the ITC is considered to be reasonably assured. Any adjustments necessary to ITC are recorded in the period the adjustments are known.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. The potentially dilutive equity instruments outstanding during 2006 are anti-dilutive due to the Company’s losses. Common shares issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

Comprehensive Loss

Statement of Financial Accounting Standards (“SFAS”) No. 130 establishes standards for reporting comprehensive income (loss) and its components in financial statements. Other comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. To date, the Company has not had any significant transactions that are required to be reported in other comprehensive income (loss), except for foreign currency translation adjustments.

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

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in general and administrative expenses.

Financial Instruments

The Company has the following financial instruments: cash, accounts receivable, accounts payable, accrued expenses and wages, loans payable, and amounts due to stockholders. The carrying value of these financial instruments approximates their fair value due to their liquidity or their short-term nature.

Share-Based Compensation

Prior to November 1, 2005, the Company accounted for share-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. In December 2004, SFAS No. 123(R), Share-Based Payment, which addresses the accounting for employee stock options, was issued. SFAS No. 123(R) revises the disclosure provisions of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements over the vesting period based on the estimated fair value of the awards.

The Company adopted SFAS No. 123(R) as of November 1, 2005, using the modified prospective application. Adopting SFAS No. 123(R) resulted in additional compensation of $1,975,783 being recorded in the year ended October 31, 2006, which resulted in a net effect on basic and diluted earnings per share of $(0.08). There was no impact on cash flows.

The following table illustrates the effects on net loss if the fair value method had been applied to all outstanding and vested awards for the year ended October 31, 2005:

2005
Net loss, as reported	$(2,608,367)
Add stock-based employee compensation expense included in reported net loss, net of tax	272,981
Deduct total stock-based employee compensation expense determined under the fair-value method, net of tax	(308,075)
Pro forma net loss	$(2,643,461)
Pro forma net loss per share	$(0.18)

Note 2. Recent Accounting Pronouncements

SFAS No. 154, “Accounting Changes and Error Corrections,” is a replacement of APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, this statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 is expected to have no impact on the Company’s consolidated financial statements.

Financial Accounting Standards Board Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), was issued in March 2005. FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. Asset retirement obligations covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity, even if the timing and method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 is expected to have no impact on the Company’s consolidated financials statements.

The Emerging Issues Task Force, or EITF, reached consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSP, EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1,” “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued. The adoption of this consensus or FSP is expected to have no impact on the Company’s consolidated financial statements.

The EITF reached consensus on Issue No. 05-08, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature.” EITF 05-08 is effective for financial statements beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of EITF 05-08 is expected to have no impact on the Company’s consolidated financial statements.

The EITF reached consensus on Issue No. 05-02, “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.’” EITF 05-02 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. The adoption of EITF 05-02 is expected to have no impact on the Company’s consolidated financial statements.

SFAS No. 157, “Fair Value Measurements” is effective for fiscal years beginning after November 15, 2007. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 changes the definition of fair value, the methods used to measure fair value, and expands disclosures about fair value measurements and emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The adoption of SFAS No. 157 is expected to have no impact on the Company’s consolidated financial statements.

The EITF reached consensus on Issue No. 05-07, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues.” EITF 05-07 is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of EITF 05-07 is expected to have no impact on the Company’s consolidated financial instruments.

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

Note 3. Uncompleted Contracts

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:

Costs incurred on uncompleted contracts	$ 1,150,870
Estimated earnings	422,239
1,573,109
Billings to date	(1,717,429)
$ (144,320)

Included in the accompanying balance sheet under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$ 102,983
Billings in excess of costs and estimated earnings on uncompleted contracts	(247,303)
$ (144,320)

Note 4. Acquisition of Subsidiaries

The Company has purchased 100% of the issued and outstanding shares of Pacific Geo Exchange Inc. and its wholly-owned subsidiary Earth Source Energy Inc. The purchase price of $1,380,195 was paid with cash of $876,063 and with 1,171,230 shares of common stock of the Company with a fair value of $504,132.

The acquisition was effective as of March 6, 2006. The operations of the acquired subsidiaries are consolidated as of that date. The acquisition has been recorded as a purchase and the Company has recorded goodwill of $2,012,393 in relation to this acquisition.

A summary of the assets and liabilities acquired is as follows:

Assets
Accounts receivable	$ 537,913
Inventory	65,136
Prepaid expenses	10,362
Due from related parties	15,718
Fixed assets	91,874
Goodwill	2,012,393
Total assets	2,733,396

Liabilities
Bank indebtedness	389,937
Accounts payable and accrued expenses	495,520
Deferred revenue	238,816
Due to related parties	110,115
Long-term debt	118,813
Total liabilities	1,353,201
Net assets acquired	$1,380,195

Acquisition paid
Cash	$ 876,063
Shares	504,132
$1,380,195

Unaudited pro forma results of the Company for the year ended October 31, 2006, as if the acquisition occurred on November 1, 2005, are:

	Essential Innovations Technology Corp. Actual 11/1/05-10/31/06	Pacific Geo Exchange Inc. and Earth Source Energy Pro forma 11/1/05-3/6/06	Pro forma
Revenue	$ 2,335,302	$2,079,770	$ 4,144,072
Net income (loss) for the period	$(7,689,324)	$ 208,452	$(7,480,872)
Loss per share – basic and diluted	$(0.31)		$(0.30)

Pro forma information for the year ended 2005 is not available.

Note 5. Property and Equipment, net

Property and equipment consist of the following:

Automotive	$ 109,498
Office furniture and equipment	58,674
Computer equipment	57,983
Leasehold improvements	43,527
Computer software	30,162
299,844
Less accumulated depreciation	(136,112)
$ 163,732

Note 6. Intangible Assets

Geo-Site Rights

During 2005, the Company acquired the exclusive rights to provide a geo-field operating lease and to supply its heating and cooling units to a new residential subdivision in Westbank, British Columbia, for 225,000 shares of the Company’s common stock with a fair value of $225,000 and 150,000 options, with a fair value of $47,468, exercisable until 2010, redeemable for 150,000 shares of the Company’s common stock, 75,000 at $0.75 per share and 75,000 at $1.00 per share. The Company guaranteed that the 225,000 shares of the Company’s common stock would have an aggregate fair market value of at least $225,000 one year after issuance, and if the aggregate fair market value is less than $225,000, the Company would issue additional shares of common stock to make the aggregate value $225,000.

The 225,000 shares issued in 2005 had an aggregate value of $112,500 and during 2006, the Company issued an additional 225,000 shares of the Company’s common stock to make up the deficit. The total cost of $384,968 will be amortized on a pro rata per-unit basis as residential units are sold. As of October 31, 2006, no amortization has been incurred.

Intellectual Property

The Company acquired certain proprietary information that provides the basis for the effective implementation and operation of the geo-utility business concept in return for 75,000 fully paid and non-assessable shares of common stock with a fair value of $30,000 and options to purchase 150,000 shares of common stock, 37,500 at $0.75 per share and 37,500 at $1.00 per share exercisable until July 31, 2009 and 37,500 at $1.25 per share and 37,500 at $1.50 per share exercisable until July 31, 2010. These have been recorded at the fair value of $57,496. In addition, the vendor is entitled to a royalty of 2.5% from gross revenue of geo-utility projects in which the Company is directly involved and 0.5% of gross fees from geo-utility projects when the Company provides project management. This intangible asset has an indefinite life. The Company has not earned any gross revenue from geo-utility projects and, accordingly, no royalty expense is included in these consolidated financial statements. Management evaluates the asset for impairment on at least an annual basis and has included an impairment loss of $41,378 in these consolidated financial statements.

Option Rights Agreement

During 2005, the Company obtained the exclusive rights to acquire a new technology within the geothermal heating and cooling and any other heating, ventilating, and air conditioning related application from a director of the Company and his partner, who is the father of the Company’s Chief Executive Officer. This agreement was modified in April 2006 to reduce the cost to exercise the option. The Company paid for this option by issuing 50,000 fully paid and non-assessable shares of its common stock, with a fair value of $25,000 and options to acquire 50,000 shares of the Company’s common stock at a price of $0.75 per share exercisable for five years. These have been recorded at the fair value of $55,156. The Company has until September 2007 to determine whether it will exercise the option. The cost to exercise the option is an additional 250,000 shares of the Company’s common stock and options to acquire 250,000 shares of the Company’s common stock at $0.75 per share exercisable for five years from the date of exercising the option. In addition the Company will be obligated to pay a royalty of 2.5% of the gross revenue generated from the technology. The cost has been amortized in full and related amortization expense of $55,417 is included in these consolidated financial statements.

Note 7. Related-Party Transactions and Balances

Loans Payable, Related Parties

During 2003, a director and officer of the Company made an unsecured loan to the Company in the amount of $30,600, due on demand, payable monthly as to interest only at 8%, with the principal to be repaid in full on or before April 1, 2004. In connection with this loan, options were granted which entitle the holder to purchase 50,000 shares of common stock of the Company until 2012: 25,000 at $0.25 per share and 25,000 at $0.50 per share. The fair value of the options of $37,978 was recorded as interest expense during 2003. During 2004, the loan was extended and the Company agreed to pay an additional $6,511 in refinancing costs. The balance remaining at October 31, 2006, is $11,195.

During 2006, two related parties made unsecured loans to the Company totaling $61,191, due September 30, 2006, with interest at 15%. The Company also granted options to purchase 195,000 shares of common stock of the Company until 2011 at $0.30 per share. The fair value of the warrants of $69,787 has been recorded as interest expense.

Due to Shareholders

Amounts due to shareholders at October 31, 2006, are unsecured, without specific terms of repayment and non-interest-bearing. During 2005, $480,894 of amounts due to shareholders was settled by the issuing of 1,202,238 shares of common stock based on the fair value of the shares of common stock at the transaction date. During 2006, $161,094 of amounts due to shareholders were settled by issuing 536,979 shares of common stock and warrants to purchase 536,979 shares of common stock at $0.30 per share until 2011, based on the fair value of the shares of common stock at the transaction date. The balance remaining due at October 31, 2006, is $75,856.

Other Related Party Transactions

•

During 2006 and 2005, the Company incurred consulting fees and related expenses to a company controlled by an officer and director of the Company in the amount of $150,000 and $142,500. During 2006, $150,000 of the amount owing plus $37,500 of amounts owing at October 31, 2005, were converted into 575,000 shares of common stock based on the fair value of the shares of common stock at the transaction dates and during 2005, $105,000 of the amount owing was converted into 236,413 shares of common stock based on the fair value of the shares of common stock at the transaction dates. In addition warrants to purchase 375,000 shares of common stock of the Company at $0.30 per share until 2011 and 100,000 shares of common stock of the Company at $0.25 per share until 2011 were also issued as part of the conversions. During 2006, the Company granted 250,000 shares of common stock of the Company, with a fair value of $132,500 and options to purchase 250,000 shares of common stock of the Company at $0.53 per share until 2011 and 250,000 shares of common stock of the Company at $0.30 per share until 2011. The balance owing as at October 31, 2006, is $1,157 and is recorded in accounts payable.

•

During 2006, the Company issued 118,750 shares of common stock and warrants to purchase 118,750 shares of common stock of the Company at $0.40 per share until 2011 for fair value of $47,500 and 335,000 shares of common stock and warrants to purchase 335,000 shares of common stock of the Company at $0.30 per share until 2011 for fair value of $100,500 to a company controlled by an officer and director of the Company.

•

During 2006 certain management and directors of the Company converted $696,664 of accrued wages into 2,144,212 shares of common stock of the Company and warrants to purchase 1,362,212 shares of common stock of the Company at $0.30 per share until 2011 and 412,000 shares of common stock of the Company at $0.25 per share until 2011.

•	During 2006, the Company issued 61,356 shares of common stock of the Company, with a fair value of $15,339 to a shareholder for the purchase of an automobile.

Note 8. Term Loan

During 2006, the Company arranged term financing of $2 million to complete the acquisition of Pacific Geo Exchange Inc. and Earth Source Energy Inc. This loan is secured against all assets of the Company and bears interest, payable monthly, at the rate of prime plus 3%, with a minimum interest rate of 8%. The loan is repayable in 32 monthly principal payments of $62,500 commencing July 2006. At October 31, 2006, the Company was delinquent in its principal payments of $50,139, which was paid subsequent to October 31, 2006.

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

The Company has recorded a discount against the loan based on the relative fair value of the warrants to purchase 2,919,496 shares of common stock related to the $2 million term loan in the amount of $960,000. As the lender has agreed not to hold more than 4.99% of the Company’s stock at any one time, only that portion of the debt discount equivalent to the exercising of warrants that would equate to 4.99% of the Company’s outstanding stock as of the date of funding has been expensed as interest in the amount of $391,000 in these financial statements. The balance of the debt discount is being amortized over 36 months, and related interest expense of $126,440 is included in these consolidated financial statements.

The following represents payments due under the term loan:

	Principal due	Less discount	Net
2007	$ 800,139	$176,003	$ 624,136
2008	750,000	197,000	553,000
2009	263,796	69,557	194,239
	$1,813,935	$442,560	$1,371,375

Note 9. Share Capital

Preferred Stock

The Company’s authorized capital includes 10,000,000 shares of preferred stock of $0.001 par value. The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

No shares of preferred stock are issued and outstanding as of October 31, 2006.

Common Stock

During 2006, the Company:

•	Issued 44,000 shares of common stock and warrants to purchase 44,000 shares of common stock of the Company at $0.50 per share until 2010 for $22,000.
•	Issued 666,250 shares of common stock and warrants to purchase 666,250 shares of common stock of the Company at $0.40 per share until 2010 for $266,500.
•	Issued 15,000 shares of common stock and warrants to purchase 15,000 shares of common stock of the Company at $0.35 per share until 2011 for $5,250.
•	Issued 2,162,541 shares of common stock and warrants to purchase 2,162,541 shares of common stock of the Company at $0.30 per share until 2011 for $648,763.
•	Issued 214,400 shares of common stock and warrants to purchase 214,400 shares of common stock of the Company at $0.25 per share until 2011 for $53,600.
•	Issued 1,284,352 shares of common stock for payment of services with a fair value of $543,616.
•	Issued 371,370 shares of common stock to certain employees for payment of accrued wages and consulting fees in the amount of $185,685.
•	Issued 224,020 shares of common stock to related parties for payments of services with a fair value of $112,010.
•	Issued 1,171,230 shares of common stock with a fair value of $504,133 in connection with acquisition of subsidiaries.
•	Issued 225,000 shares of common stock with a fair value of $112,500 to settle the shortfall in value of shares issued in 2005 with regards to acquisition of geo-site rights.
•	Issued 25,000 shares of common stock upon options being exercised to purchase shares of common stock at $0.25 per share.
•	Issued 1,250,000 shares of common stock to certain management of the Company for contract renewals with a fair value of $662,500.
•	Issued 979,166 shares of common stock to certain employees for payment of accrued wages in the amount of $293,750.
•	Issued 162,612 shares of common stock to certain employees for payments of services with a fair value of $52,984.
•	Issued 444,409 shares of common stock and warrants to purchase 444,409 shares of common stock at $0.30 per share until 2011 to related parties to settle repayment of loans and advances of $133,323.
•	Issued 220,000 shares of common stock and warrants to purchase 116,667 shares of common stock at $0.30 per share until 2011 to settle repayment of loans and consulting fees.
•	Issued 61,356 shares of common stock for the purchase of automotive equipment with a fair value of $15,339.

•	Issued 758,046 shares of common stock and warrants to purchase 758,046 shares of common stock at $0.30 per share until 2011 to related parties for payments of services with a fair value of $227,414.
•	Issued 512,000 shares of common stock and warrants to purchase 512,000 shares of common stock at $0.25 per share until 2011 to related parties for payments of services with a fair value of $128,000.
•	Issue 628,310 shares of common stock to related parties for payments of services with a fair value of $187,741.
•	Issued 629,333 shares of common stock for payments of services with a fair value of $161,500.
•	Issued 92,570 shares of common stock and warrants to purchase 92,570 shares of common stock at $0.30 per share until 2011 to a related party to settle repayment of loans and advances of $27,771.

During 2005, the Company:

•	Issued 104,241 shares of common stock, which were issuable at October 31, 2004.
•

Issued 247,183 shares of common stock to certain employees and consultants for services provided with a fair value of $229,138. The shares of common stock have been recorded at their estimated fair value of $1.00 per share on the dates the services were provided, and the Company has recorded additional compensation of $18,045.

•	Issued 2,333,232 shares of common stock to certain consultants for services provided with a fair value of $1,002,716.
•	Issued 225,000 shares of common stock for the acquisition of exclusive rights to provide a geo-utility to a residential project.
•	Issued 1,588,946 shares of common stock to certain employees and consultants for services provided with a fair value of $702,614.
•	Issued 1,207,780 shares of common stock to certain stockholders as settlement of loans and advances in the amount of $482,845.
•

Issued 50,000 shares of common stock and options to purchase 50,000 shares of common stock of the Company, with an agreed value of $25,000, for the option to acquire the exclusive world-wide rights to certain technology for the heating and air conditioning market.

•

Issued 75,000 shares of common stock and options to purchase 150,000 shares of common stock of the Company, with a fair value of $30,000, for certain intellectual property and models for the geo-utility.

•	Issued 125,000 shares of common stock and warrants to purchase 125,000 shares of common stock of the Company at $0.40 per share until 2010 for $50,000.
•	Issued 226,000 shares of common stock and warrants to purchase 226,000 shares of common stock of the Company at $0.50 per share until 2010 for $113,000.

Stock Purchase Warrants

At October 31, 2006, the Company had outstanding warrants to purchase 10,421,338 shares of the Company’s common stock as follows:

Number of warrants	Exercise Price	Expiry
100,000	$0.35	2007
75,000	0.75	2010
75,000	1.00	2010
417,500	0.40	2010
270,000	0.50	2010
726,400	0.25	2011
4,831,732	0.30	2011
15,000	0.35	2011
373,750	0.40	2011
317,460	0.63	2011
300,000	0.01	2011
2,919,496	0.001	2050

At October 31, 2006, 10,421,338 shares of common stock were reserved.

During the year ended October 31, 2006, the Company both issued and cancelled options to purchase 5,667,258 shares of the Company’s common stock at $0.001.

Note 10. Stock-Based Compensation

Although the Company does not have a formal stock option plan, during 2006 and 2005, the Company issued stock options to directors, employees, advisors and consultants.

A summary of the Company’s stock options is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at October 31, 2004	5,560,000	0.79
Options forfeited	(75,000)	(1.25)
Options issued to employees	80,000	0.63
Options issued to consultants	750,000	0.75
Options issued in acquisition of option rights	50,000	0.75
Options issued for intellectual property	150,000	1.13
Outstanding at October 31, 2005	6,515,000	0.78
Options exercised	(25,000)	(0.25)
Options issued:
to employees	10,000	0.25
to consultants	125,000	0.40
to employees and directors	1,975,000	0.30
to employees	90,000	0.37
to employees	250,000	0.63
to consultant	250,000	0.50
to employees and directors	1,250,000	0.53
to consultants	304,887	0.30
Outstanding at October 31, 2006	10,744,887	0.63

The following table summarizes stock options outstanding at October 31, 2006:

Exercise Price	Number Outstanding at October 31, 2006	Average Remaining Contractual Life (Years)	Number Exercisable at October 31, 2006
$0.25	389,750	1.49	389,750
0.30	2,279,887	4.46	2,279,887
0.37	90,000	4.50	90,000
0.40	125,000	4.35	125,000
0.50	1,087,250	3.49	1,087,250
0.53	1,250,000	4.50	1,250,000
0.63	250,000	4.42	250,000
0.75	1,835,500	4.93	1,835,500
1.00	3,013,750	3.70	3,013,750
1.25	87,500	3.43	87,500
1.50	320,000	3.25	320,000
2.00	16,250	3.83	16,250
	10,744,887		10,744,887

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model. The assumptions used in calculating the fair value of the options granted were risk-free interest rate of 5.0%, a 4 to 5-year expected life, a dividend yield of 0.0%, and a stock price volatility factor of 50% to 163%.

Note 11. Income Taxes

No provision for income taxes has been made for the period since the Company incurred net losses.

Deferred Tax Assets

As of October 31, 2006, the Company has net operating losses of approximately $9,011,000 available for future deduction from taxable income derived in the United States which begin to expire in the year 2022. In addition, the Company’s Canadian subsidiary has non-capital losses of approximately US $2,407,000 available for future deductions from taxable income derived in Canada, which begin to expire in 2008. The Company’s Hong Kong subsidiary has non-capital operating losses of approximately US $127,000, which do not expire. The potential benefit of net operating loss carryforwards has not been recognized in the consolidated financial statements since the Company cannot determine that it is more likely than not that such benefit will be utilized in future years. The components of the net deferred tax asset and the amount of the valuation allowance are as follows:

	2006	2005
Deferred tax assets
Net operating loss carryforwards (expiring through 2024)	$5,215,400	$ 2,195,600
Research and development credits	42,000	42,000
Stock compensation expense	448,500	191,000
Capital loss carry forward	37,400	37,400
Valuation allowance	(5,743,300)	(2,466,000)
Net deferred tax assets	$ --	$ --

The difference between the U.S. Statutory Federal tax rate of 34% and the provision for income tax of zero recorded by the Company is primarily attributable to the change in the Company’s valuation allowance against its deferred tax assets and to a lesser extent to the tax rate differential on losses in foreign countries. The change in the valuation allowance was $3,277,300 for 2006 and $894,800 for 2005.

Investment Tax Credits

As of October 31, 2006, the Company’s Canadian subsidiary has investment tax credits of U.S. $42,000 which may be carried forward and used to offset the subsidiary’s future Canadian income tax liabilities. The benefit of these tax credits has not been recognized in the consolidated financial statements and they will expire in 2012.

Note 12. Commitments

The Company has an operating lease for office and warehouse space in Surrey, British Columbia, Canada. The lease expires June 30, 2007, and there are two options to renew the lease, each for an additional two years. The Company has an operating lease for office and warehouse space in Richmond, British Columbia, Canada, which expires May 31, 2010. The lease includes an option to renew for an additional five years. The Company also has two month-to-month leases for office space in Vancouver, British Columbia, Canada and Bellingham, Washington. In addition, the Company leases automobiles and certain equipment. For 2006 and 2005, the Company incurred total rent expense of $123,629 and $96,221, respectively.

The Company has lease commitments for the next five years as follows:

2007	$216,522
2008	110,232
2009	99,681
2010	60,392
2011	8,874

Note 13. Subsequent Events

Subsequent to October 31, 2006, the Company:

•

Issued 244,520 shares of common stock of the Company and warrants to purchase 241,000 shares of common stock of the Company at $0.25 per share to related parties for services with a fair value of $61,130.

•	Issued 60,000 shares of common stock of the Company in settlement of $15,000 of amounts owing to a consultant.
•	Issued 20,270 shares of common stock of the Company for payment of services received with a fair value of $6,081.
•	Issued 75,000 shares of common stock of the Company and options to purchase 75,000 shares of common stock of the Company at $0.25 per share to employees for services with a fair value of $18,750.
•	Issued 25,000 shares and options to purchase 50,000 shares of common stock of the Company at $0.50 per share to a consultant for services received with a fair value of $7,500.
•

Issued 50,000 shares of common stock of the Company and options to purchase 50,000 shares of common stock of the Company at $0.50 per share as part consideration for a third party to provide the Company with an agreement for exclusive rights to its technology.

•	Issued 133,770 shares of common stock of the Company in settlement of $26,754 of amounts owing to a supplier.
•	Issued options to purchase 50,000 shares of common stock of the Company at $0.50 per share and 50,000 shares of the Company at $1.00 per share until 2011 to a consultant.

Note 14. Segmented Information

The Company views its operations in two businesses – manufacturing and geo exchange design and installation. Summarized financial information by segment for the years ended October 31, 2006 and 2005, as taken from the internal management reports, is as follows:

	Year Ended October 31, 2006	Year Ended October 31, 2005

Revenue
Manufacturing	$ 414,709	$ 227,028
Geo exchange design and installation	1,920,593
	$ 2,335,302	$ 227,028
Loss
Manufacturing	$ (762,572)	$ (643,497)
Geo exchange design and installation	(164,469)
Corporate	(6,762,283)	(1,964,870)
	$(7,689,324)	$(2,608,367)
Assets
Manufacturing	$ 780,590	$ 518,262
Geo exchange design and installation	3,032,654
Corporate	143,883	140,070
	$ 3,957,127	$ 658,332