Form 10QSB
period 2007-01-31
ESSENTIAL INNOVATIONS TECHNOLOGY CORP
filed 2007-04-25
CIK 1250897

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2007

Commission File Number 333-106839

Essential Innovations Technology Corp.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0492134
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

114 West Magnolia Street, Suite 400-142 Bellingham, WA 98225
(Address of principal executive offices)

360-392-3902
(Issuer’s telephone number)

n/a
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☐ Yes	☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of April 24, 2007, the issuer had one class of common stock, with a par value of $0.001, of which 31,856,446 shares were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

☐ Yes	☒ No

TABLE OF CONTENTS

		Page
	PART I—FINANCIAL INFORMATION

Item 1:	Financial Statements:
	Unaudited Consolidated Balance Sheet as at January 31, 2007	3
	Unaudited Consolidated Statements of Operations for the
	Three Months Ended January 31, 2007 and 2006	4
	Unaudited Consolidated Statement of Stockholders’ Deficiency and
	Comprehensive Loss for the Three Months Ended January 31, 2007	5
	Unaudited Consolidated Statement of Cash Flows for the
	Three Months Ended January 31, 2007 and 2006	6
	Notes to Consolidated Financial Statements	8

Item 2:	Management’s Discussion and Analysis or Plan of Operation	16

Item 3:	Controls and Procedures	18

	PART II—OTHER INFORMATION

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 6:	Exhibits	20

	Signatures	20

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.
Consolidated Balance Sheet
(Expressed in United States dollars)
January 31, 2007
(unaudited)

Assets

Current assets:
Cash	$11,924
Accounts receivable, net	660,103
Costs and estimated earnings in excess of billings
on uncompleted contracts	64,261
Inventory	156,739
Prepaid expenses	71,055

Total current assets	964,082
Property and equipment	131,915
Deposits	12,024
Goodwill	2,013,547
Intangible assets	458,109
Revenue producing assets under construction	266,065

Total assets	$3,845,742

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$1,495,638
Accrued expenses	330,795
Accrued wages	156,267
Accrued payroll taxes	200,806
Billings in excess of costs and estimated earnings
on uncompleted contracts	182,873
Loans payable, related parties	72,386
Due to shareholders	108,827
Current portion of long term debt	754,435

Total current liabilities	3,302,027
Long term liabilities
Term loan, net of discount	607,015
Finance loans	18,763

Total liabilities	3,927,805

Stockholders' Deficit
Preferred stock:
$0.001 par value, authorized 10,000,000 shares
issued and outstanding nil shares
Common stock:
$0.001 par value, authorized 100,000,000 shares
issued and outstanding 31,856,446 shares	31,856
Additional paid in capital	16,251,732
Accumulated deficit	(16,330,318)
Accumulated other comprehensive loss	(35,333)

Total stockholders' equity	(82,063)

Total liabilities and stockholders' deficit	$3,845,742

See accompanying notes to consolidated financial statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.
Consolidated Statement of Operations
(Expressed in United States dollars)
For the three months ended January 31, 2007 and 2006
(unaudited)

	Three months ended January 31, 2007	Three months Ended January 31, 2006

Revenue	$717,622	$102,046

Cost of Revenue	544,677	96,337

Gross Profit	172,945	5,709

Expenses:
General and administrative	760,479	960,222

	(587,534)	(954,513)

Other income and expense:
Interest expense	(59,116)	(4,506)
Interest expense, related parties	(3,851)	(540)
Amortization of debt discount	(47,415)	-
Financing costs, related parties	(40,387)	-
Interest income	771	8
	(149,998)	(5,038)
Net Loss for the period	$(737,532)	$(959,551)

Net Loss per share - basic and diluted	$(0.02)	$(0.05)

Weighted average number of shares outstanding	31,695,070	19,688,147

See accompanying notes to consolidated financial statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Consolidated Statement of Stockholders' Deficiency and Comprehensive Loss
(Expressed in United States dollars)
For the three months ended January 31, 2007 (unaudited)

	Common stock				Accumulated other	Total
	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	comprehensive loss	stockholders' deficiency
Balance October 31, 2006	31,247,886	$31,247	$16,006,205	$(15,592,786)	$(18,638)	$426,028

Loss for the period	-	-	-	(737,532)	-	(737,532)

Foreign currency translation	-	-	-	-	(16,695)	(16,695)

Comprehensive loss	-	-	-	-	-	(754,227)

Common stock issued to related
parties for services received	319,520	320	79,560	-	-	79,880

Common stock issued to settle account
payables and accrued expenses	214,040	214	47,621	-	-	47,835

Common stock issued for services received	25,000	25	7,475	-	-	7,500

Common stock issued for rights	50,000	50	14,950	-	-	15,000

Options issued to related parties for
services received	-	-	16,309	-	-	16,309

Options issued for services received	-	-	29,161	-	-	29,161

Options issued for rights	-	-	10,064	-	-	10,064

Warrants issued to related parties for
services received	-	-	40,387	-	-	40,387

Balance January 31, 2007	31,856,446	$31,856	$16,251,732	$(16,330,318)	$(35,333)	$(82,063)

See accompanying notes to consolidated financial statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.
Consolidated Statement of Cash Flows
(Expressed in United States dollars)
For the three months ended January 31, 2007 and 2006
(unaudited)

	Three months ended January 31, 2007	Three months ended January 31, 2006
Cash provided by (used in):
Operations:
Loss for the period	$(737,532)	$(959,551)
Adjustment to reconcile loss for the period to
net cash provided by (used in) operating activities:
Depreciation of property and equipment	22,537	4,886
Amortization of intangible assets	-	13,854
Amortization of debt discount	47,415	-
Gain on tenant inducements	(8,752)	(2,511)
Common stock issued for services	7,500	127,500
Common stock issued to related parties
for services	79,880	95,795
Options issued for services	29,161	37,474
Options issued to related parties for services	16,309	378,813
Warrants issued to related parties for services	40,387	-
Changes in assets and liabilities
Accounts receivable	37,191	(25,161)
Costs and estimated earnings in excess of billings	38,722	-
Inventory	88,240	(15,638)
Prepaid expenses	47,879	(1,133)
Accounts payable	333,027	9,199
Accrued expenses and wages	158,189	109,465
Billings in excess of costs and estimated earnings	(64,430)	83,341

Net cash provided by (used in) operating activities	135,723	(143,667)

Investing:
Net proceeds from disposition of property and equipment	2,333	-
Additional costs of revenue producing assets	(192,516)	-
Deposits	-	(86,000)

Net cash used in investing activities	(190,183)	(86,000)

Financing:
Issuance of common stock	-	209,250
Repayment of term loan	(58,029)	-
Tenant inducements received	22,635	-
Advances from shareholders	32,971	51,687

Net cash (used in) provided by financing activities	(2,423)	260,937

Increase in cash during the period	(56,883)	31,270
Foreign exchange effect on cash	(7,736)	(13,726)
Cash at beginning of the period	76,543	2,307

Cash at end of the period	$11,924	$19,851

See accompanying notes to consolidated financial statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.
Consolidated Statement of Cash Flows (continued)
(Expressed in United States dollars)
For the three months ended January 31, 2007 and 2006
(unaudited)

Supplementary Information:

	2007	2006

Interest paid	$-	$-
Income taxes paid	-	-
Non-cash transactions:
Common shares issued to settle accrued wages
and consulting fees	-	185,685
Common shares issued to settle accounts payable
and accrued expenses	47,835	-
Common shares issued for rights	15,000	-
Options issued for rights	10,064	-

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization

Essential Innovations Technology Corp. (the “Company”) was incorporated under the laws of the state of Nevada on April 4, 2001. The Company’s subsidiary, Essential Innovations Corporation, is engaged in the manufacturing, installation, and distribution of the “EI Elemental Heat Energy System” family of geo exchange heat products and technology in North America, though its sales to date are primarily in western Canada. On March 6, 2006, the Company acquired all of the issued and outstanding shares of Pacific Geo Exchange Inc., and its wholly owned subsidiary, Earth Source Energy Inc., which is engaged in the design and installation of geo exchange systems in western Canada. Until January 31, 2005, the Company was in the development stage and substantially all of the Company’s efforts had been directed towards product and distribution chain development primarily in western Canada. Effective as of February 1, 2005, the Company had sales of these products and management determined that the Company had emerged from the development stage.

Future Operations

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As discussed above, the Company recently emerged from the development stage and it has not yet generated significant positive cash flows from operations. It is the Company’s intention to raise additional equity to finance the further development of a market for its products until significant positive cash flows can be generated from its operations. However, there can be no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company. Such limitations could have a material adverse effect on the Company’s business, financial condition, or operations, and these consolidated financial statements do not include any adjustment that could result. Failure to obtain sufficient additional funding would necessitate the Company reduce or limit its operating activities.

Basis of Consolidation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-QSB and with Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for such interim period. The results reported in these interim consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2006.

These consolidated financial statements include the accounts of Essential Innovations Technology Corp. and its wholly owned subsidiaries, Essential Innovations Asia Limited, Essential Innovations Corporation, Pacific Geo Exchange Inc., and Earth Source Energy Inc. All significant inter-company balances and transactions have been eliminated.

Cash

Cash consists of checking accounts held at financial institutions in Canada and Hong Kong.

Accounts Receivable

Accounts receivable result primarily from installation contracts and the sale of geothermal products and are recorded at their principal amounts. Receivables are considered past due after 30 days. When necessary, the Company provides an allowance for doubtful accounts that is based on a review of outstanding receivables, historical collection information, and current economic conditions. There is an allowance for doubtful accounts of $34,894 at January 31, 2007. Receivables are generally unsecured.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. The potentially dilutive equity instruments outstanding are anti-dilutive due to the Company’s losses. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Note 2. Uncompleted Contracts

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:

Costs incurred on uncompleted contracts	$2,771,977
Estimated earnings	197,416
2,969,393
Billings to date	(3,088,005)
$(118,612)

Included in the accompanying balance sheet under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$64,261
Billings in excess of costs and estimated earnings on uncompleted contracts	(182,873)
$(118,612)

Note 3. Intangible Assets

Geo-Site Rights

During 2005, the Company acquired the exclusive rights to provide a geo-field operating lease and to supply its heating and cooling units to a new residential subdivision in Westbank, British Columbia, for 225,000 shares of the Company’s common stock with a fair value of $225,000 and options, with a fair value of $47,468, exercisable until 2010, to purchase 150,000 shares of the Company’s common stock, 75,000 at $0.75 per share and 75,000 at $1.00 per share. The Company guaranteed that the 225,000 shares of the Company’s common stock would have an aggregate fair market value of at least $225,000 one year after issuance, and if the aggregate fair market value is less than $225,000, the Company would issue additional shares of common stock to make the aggregate value $225,000.

The 225,000 shares issued in 2005 had an aggregate value of $112,500 and during 2006, the Company issued an additional 225,000 shares of the Company’s common stock to make up the deficit. The total cost of $392,080 will be amortized on a pro rata per-unit basis as residential units are sold. As of January 31, 2007, no amortization has been incurred.

Intellectual Property

The Company acquired certain proprietary information that provides the basis for the effective implementation and operation of the geo-utility business concept in return for 75,000 fully paid and non-assessable shares of common stock with a fair value of $30,000 and options to purchase 150,000 shares of common stock, 37,500 at $0.75 per share and 37,500 at $1.00 per share exercisable until July 31, 2009 and 37,500 at $1.25 per share and 37,500 at $1.50 per share exercisable until July 31, 2010. These have been recorded at the fair value of $57,496. In addition, the vendor is entitled to a royalty of 2.5% from gross revenue of geo-utility projects in which the Company is directly involved and 0.5% of gross fees from geo-utility projects when the Company provides project management. This intangible asset has an indefinite life. The Company has not earned any gross revenue from geo-utility projects and, accordingly, no royalty expense is included in these consolidated financial statements. Management evaluates the asset for impairment on at least an annual basis and recorded an impairment loss of $41,378 during 2006.

Option Rights Agreement

During 2005, the Company obtained the exclusive rights to acquire a new technology within the geothermal heating and cooling and any other heating, ventilating, and air conditioning related application from a director of the Company and his partner, who is the father of the Company’s Chief Executive Officer. This agreement was modified in April 2006 to reduce the cost to exercise the option. The Company paid for this option by issuing 50,000 fully paid and non-assessable shares of its common stock, with a fair value of $25,000 and options to acquire 50,000 shares of the Company’s common stock at a price of $0.75 per share exercisable for five years. These have been recorded at the fair value of $55,156. The Company has until September 2007 to determine whether it will exercise the option. The cost to exercise the option is an additional 250,000 shares of the Company’s common stock and options to acquire 250,000 shares of the Company’s common stock at $0.75 per share exercisable for five years from the date of exercising the option. In addition the Company will be obligated to pay a royalty of 2.5% of the gross revenue generated from the technology. The cost has been amortized in full.

Technology Agreement

During the three months ended January 31, 2007, the Company entered into an agreement for the exclusive rights to distribute and use certain proprietary technology processes for the installation of geoexchange systems. The Company paid for these exclusive rights by the issuing of 50,000 fully paid and non-assessable shares of its common stock, with a fair value of $15,000 and options to acquire 50,000 shares of the Company’s common stock at a price of $0.50 per share exercisable for five years. These options have been recorded at the fair value of $10,064. In addition, the agreement calls for the payment of royalties of 18% of the overall project value on commercial or institutional projects and 10% of the overall project value on residential projects.

Note 4. Related-Party Transactions and Balances

Loans Payable, Related Parties

During 2003, a director and officer of the Company made an unsecured loan to the Company in the amount of $30,600, due on demand, payable monthly as to interest only at 8%, with the principal to be repaid in full on or before April 1, 2004. In connection with this loan, options were granted which entitle the holder to purchase 50,000 shares of common stock of the Company until 2012: 25,000 at $0.25 per share and 25,000 at $0.50 per share. The fair value of the options of $37,978 was recorded as interest expense during 2003. During 2004, the loan was extended and the Company agreed to pay an additional $6,511 in refinancing costs. The balance remaining at January 31, 2007, is $11,195.

During 2006, two related parties made unsecured loans to the Company totaling $61,191, due September 30, 2006, with interest at 15%. The Company also granted options to purchase 195,000 shares of common stock of the Company until 2011 at $0.30 per share. The fair value of the warrants of $69,787 was recorded as interest expense during 2006.

Due to Shareholders

Amounts due to shareholders at January 31, 2007, are unsecured, without specific terms of repayment and non-interest-bearing. The balance remaining due at January 31, 2007, is $108,827.

Other Related Party Transactions

•

During the three months ended January 31, 2007 and 2006, the Company incurred consulting fees and related expenses to a company controlled by an officer and director of the Company in the amount of $37,500 and $37,500. During the three months ended January 31, 2006, $12,500 of were converted into 50,000 shares of common stock based on the fair value of the shares of common stock at the transaction date. In addition warrants to purchase 50,000 shares of common stock of the Company at $0.25 per share until 2011 were also issued as part of the conversion. The balance owing as at January 31, 2007, is $26,157 and is recorded in accounts payable.

•

During the three months ended January 31, 2007, certain management and directors of the Company converted $47,500 of accrued wages into 191,000 shares of common stock of the Company based on the fair value of the shares of common stock at the transaction date. In addition, warrants to purchase 191,000 shares of common stock of the Company at $0.25 per share until 2011, valued at $32,007, were also issued as part of the conversion. No gain or loss was recorded on these conversions.

Note 5. Term Loan

During 2006, the Company arranged term financing of $2 million to complete the acquisition of Pacific Geo Exchange Inc. and Earth Source Energy Inc. This loan is secured against all assets of the Company and bears interest, payable monthly, at the rate of prime plus 3%, with a minimum interest rate of 8%. The loan is repayable in 32 monthly principal payments of $62,500 commencing July 2006. At January 31, 2007, the Company was delinquent in its principal payments of $179,610 and interest of $37,977.

Subsequent to January 31, 2007, the Company renegotiated terms of the loan, subject to the condition precedent that the Company make a past-due interest payment of approximately $50,000, bring all unpaid interest payments current, whereby all principal payments, including those in arrears, would be deferred with the new principal payments being $30,000 per month from May 2007 to November 2007; $37,500 per month from December 2007 to May 2008; and $62,500 per month from June 2008 until the loan is paid in full. In addition to the monthly payments, the Company would be required to pay 30% of annual positive cash flow as additional principal payments. The agreed past-due interest payments have been paid.

The Company has recorded a discount against the loan based on the relative fair value of related warrants to purchase 2,919,496 shares of common stock related to the $2 million term loan in the amount of $960,000. As the lender has agreed not to hold more than 4.99% of the Company’s stock at any one time, only that portion of the debt discount equivalent to the exercising of warrants that would equate to 4.99% of the Company’s outstanding stock as of the date of funding has been expensed as interest in the amount of $391,000 in these financial statements. The balance of the debt discount is being amortized over 36 months, and related interest expense of $51,041 for the three months ended January 31, 2007, is included in these consolidated financial statements.

The following represents payments due under the term loan as renegotiated:

	Principal due	Less discount	Net
January 31, 2008	$285,000	$189,660	$95,340
January 31, 2009	650,000	189,660	460,340
January 31, 2010	650,000	15,825	634,175
January 31, 2011	157,110	--	157,110
	$1,742,110	$395,145	$1,346,965

Note 6. Share Capital

Preferred Stock

The Company’s authorized capital includes 10,000,000 shares of preferred stock of $0.001 par value. The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

No shares of preferred stock are issued and outstanding as of January 31, 2007.

Common Stock

During the three months ended January 31, 2007, the Company:

•

Issued 244,520 shares of common stock of the Company and warrants to purchase 241,000 shares of common stock of the Company at $0.25 per share to related parties for services with a fair value of $61,130.

•	Issued 60,000 shares of common stock of the Company in settlement of $15,000 of amounts owing to a consultant.
•	Issued 20,270 shares of common stock of the Company for payment of services received with a fair value of $6,081.
•	Issued 75,000 shares of common stock of the Company to employees for services with a fair value of $18,750.
•	Issued 25,000 shares of common stock to a consultant for services received with a fair value of $7,500.
•	Issued 50,000 shares of common stock of the Company as part consideration for a third party to provide the Company with an agreement for exclusive rights to its technology.
•	Issued 133,770 shares of common stock of the Company in settlement of $26,754 of amounts owing to a supplier.

Stock Purchase Warrants

At January 31, 2007, the Company had outstanding warrants to purchase 10,662,338 shares of the Company’s common stock as follows:

Number of warrants	Exercise Price	Expiry
100,000	$0.35	2007
75,000	0.75	2010
75,000	1.00	2010
417,500	0.40	2010
270,000	0.50	2010
967,400	0.25	2011
4,831,732	0.30	2011
15,000	0.35	2011
373,750	0.40	2011
317,460	0.63	2011
300,000	0.01	2011
2,919,496	0.001	2050

At January 31, 2007, 10,662,338 shares of common stock were reserved.

Note 7. Stock-Based Compensation

Although the Company does not have a formal stock option plan, during the three months ended January 31, 2007, the Company issued stock options to directors, employees, advisors, and consultants.

A summary of the Company’s stock options is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at October 31, 2006	10,744,887	$0.63
Options issued to employees	75,000	0.25
Options issued to consultants	150,000	0.67
Options issued for exclusive rights	50,000	0.50
Outstanding at January 31, 2007	11,019,887	0.63

The following table summarizes stock options outstanding at January 31, 2007:

Exercise Price	Number Outstanding at January 31, 2007	Average Remaining Contractual Life (Years)	Number Exercisable at January 31, 2007
$0.25	389,750	1.24	389,750
0.26	75,000	4.75	75,000
0.30	2,279,887	4.21	2,279,887
0.37	90,000	4.25	90,000
0.40	125,000	4.10	125,000
0.50	1,237,250	3.42	1,237,250
0.53	1,250,000	4.25	1,250,000
0.63	250,000	4.17	250,000
0.75	1,835,500	4.70	1,835,500
1.00	3,063,750	3.49	3,063,750
1.25	87,500	3.61	87,500
1.50	320,000	3.12	320,000
2.00	16,250	3.58	16,250
	11,019,887		11,019,887

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model. The assumptions used in calculating the fair value of the options granted were risk-free interest rate of 5.0%, a 4 to 5-year expected life, a dividend yield of 0.0%, and a stock price volatility factor of 50% to 163%.

Note 8. Subsequent Event

Subsequent to January 31, 2007, the Company:

•	entered into private placement agreements to issue a total of 5,000,000 shares of the Company’s common stock for cash of $250,000.
•	entered into an agreement to settle $85,000 (Cdn $100,000) of amounts owing to a creditor by the issuance of 1,191,654 shares of common stock of the Company.
•	entered into an agreement to issue an option to purchase up to 100,000 shares of the Company’s common stock, exercisable until March 2012, at $0.10 for services to be provided.

Note 9. Segmented Information

The Company views its operations in two businesses – manufacturing and geo exchange design and installation. Summarized financial information by segment for the three months ended January 31, 2007 and 2006, as taken from the internal management reports, is as follows:

	Three Months Ended	Three Months Ended
	January 31, 2007	January 31, 2006
Revenue
Manufacturing	$153,474	$102,046
Geo exchange design and installation	564,148
	$717,622	$102,046
Loss
Manufacturing	$(183,808)	$(238,291)
Geo exchange design and installation	(205,992)
Corporate	(347,732)	(721,260)
	$(737,532)	$(959,551)
Assets
Manufacturing	$716,764
Geo exchange design and installation	3,048,683
Corporate	80,295
	$3,845,742

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements for the three month periods ended January 31, 2007 and 2006, and our annual report on Form 10-KSB for the year ended October 31, 2006, including the financial statements and notes thereto.

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

Readers of this report are cautioned that any forward-looking statements, including those regarding our management’s current beliefs, expectations, anticipations, estimations, projections, proposals, plans, or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties. The forward-looking information is based on present circumstances and on our predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences from those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. The forward-looking statements included in this report are made only as of the date of this report. We are not obligated to update such forward-looking statements to reflect subsequent events or circumstances.

Introduction

Management believes the most significant features of our financial condition are that our working capital deficiency continues to increase and that we have been unable to make the required payments on our term loan. Subsequent to January 31, 2007, we have renegotiated the principal repayment schedule of our term loan. The renegotiated agreement cannot take effect however until we meet the condition precedent that requires us to pay approximately $50,000 in past-due interest. We have paid the required amount.

Results of Operations

Comparison of the Three Months Ended January 31, 2007,

with the Three Months Ended January 31, 2006

We have generated gross revenue of $717,622 with related costs of revenue of $544,677 for the three months ended January 31, 2007, as compared to gross revenues of $102,046 and costs of revenue of $96,337 for the three months ended January 31, 2006. This is primarily due to the inclusion of Earth Source Energy Inc. for the three months ended January 31, 2007.

Our operating expenses for the three months ended January 31, 2007, were $760,479, as compared to $960,222 for the comparable period in 2006, a decrease of 21%. This reflects investor relations costs of $nil for the three months ended January 31, 2007, as compared to $126,648 for the three months ended January 31, 2006, and SFAS No. 123(R) costs of $48,778 and $378,813 for the three months ended January 31, 2007 and 2006, respectively.

Liquidity and Capital Resources

As of January 31, 2007, our current assets stood at $964,082, as compared to $1,240,733 at October 31, 2006. As of January 31, 2007, our current liabilities were $3,302,027, as compared to $2,759,806 at October 31, 2006. As at January 31, 2007, our long-term liabilities were $625,778, as compared to $771,293 at October 31, 2006. Operating activities for the three months ended January 31, 2007, generated cash flow of $135,723, as compared to an operating outflow of $143,667 for the three months ended January 31, 2006.

Net cash spent on investing activities increased to $190,183, due to the additional investment in the Wakefield Esco revenue producing asset, during the three months ended January 31, 2007, as compared to net cash spent during the three months ended January 31, 2006, of $86,000

Net cash of $2,423 used in financing activities during the three months ended January 31, 2007, includes principal payments of $58,029 on the term loan; net advances from stockholders of $32,971, and tenant inducements of $22,635, as compared to net cash of $260,937 provided during the comparable three months ended January 31, 2006, which was derived from proceeds from sale of stock of $209,250 advances from stockholders of $51,687.

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

Item 3. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of January 31, 2007, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of January 31, 2007, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2006, we issued an aggregate of 241,000 shares of our common stock and warrants to purchase an additional 241,000 shares of our common stock at an exercise price of $0.25 per share to five executive officers and directors as payment for accrued but unpaid wages in the amount of $60,250, or $0.25 per share, and 3,520 shares to one employees as payment of accrued wages in the amount of $880, or $0.25 per share. No general solicitation was used and the recipients of the common stock represented in writing that they were not residents of the United States, acknowledged in writing that the securities constituted restricted securities, and consented to a restrictive legend on the certificates to be issued. These transactions were made in reliance on Regulation S.

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

Item 6. Exhibits

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Attached

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Attached

Item 32	Section 1350 Certifications
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)	Attached

32.02	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)	Attached

_______________

•

All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Date: April 24, 2007	By:	/s/ Jason McDiarmid
Jason McDiarmid, President and
Chief Executive Officer

Date: April 24, 2007	By:	/s/ Kenneth G.C. Telford
Kenneth G.C. Telford
Chief Financial Officer