Form 10QSB
period 2007-04-30
ESSENTIAL INNOVATIONS TECHNOLOGY CORP
filed 2007-06-12
CIK 1250897

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2007

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

☒	Yes	☐	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes	☒	No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 8, 2007, the issuer had one class of common stock, with a par value of $0.001, of which 31,856,446 shares were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

☐	Yes	☒	No

TABLE OF CONTENTS

		Page
	PART I—FINANCIAL INFORMATION

Item 1:	Financial Statements:
	Unaudited Consolidated Balance Sheet as at April 30, 2007	3
	Unaudited Consolidated Statements of Operations for the
	Three and Six Months Ended April 30, 2007 and 2006	4
	Unaudited Consolidated Statement of Stockholders’ Deficiency and
	Comprehensive Loss for the Six Months Ended April 30, 2007	5
	Unaudited Consolidated Statement of Cash Flows for the
	Six Months Ended April 30, 2007 and 2006	6
	Notes to Consolidated Financial Statements	8

Item 2:	Management’s Discussion and Analysis or Plan of Operation	16

Item 3:	Controls and Procedures	18

	PART II—OTHER INFORMATION

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 5:	Other Information	19

Item 6:	Exhibits	19

	Signatures	20

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Consolidated Balance Sheet
(Expressed in United States dollars)
April 30, 2007
(unaudited)

Assets
Current assets:
Cash	$28,481
Accounts receivable, net	945,201
Costs and estimated earnings in excess of billings
on uncompleted contracts	2,746
Inventory	137,165
Prepaid expenses	49,788

Total current assets	1,163,381
Property and equipment	135,637
Deposits	12,504
Intangible assets	482,141
Revenue producing assets under construction	310,535

Total assets	$2,104,198

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$1,614,164
Accrued expenses	366,868
Accrued wages	276,606
Accrued payroll taxes	297,198
Billings in excess of costs and estimated earnings
on uncompleted contracts	323,036
Loans payable, related parties	72,386
Due to shareholders	136,837
Current portion of long term debt	223,781

Total current liabilities	3,310,876
Long term liabilities
Term loan, net of discount	1,186,540
Finance loans	18,223

Total liabilities	4,515,639

Stockholders' Deficit
Preferred stock:
$0.001 par value, authorized 10,000,000 shares
issued and outstanding nil shares	-
Common stock:
$0.001 par value, authorized 100,000,000 shares
issued and outstanding 31,856,446 shares	31,856
Additional paid in capital	16,398,983
Shares issuable (5,000,000 common shares)	5,000
Accumulated deficit	(18,845,135)
Accumulated other comprehensive loss	(2,145)

Total stockholders' deficit	(2,411,441)

Total liabilities and stockholders' deficit	$2,104,198

See accompanying notes to consolidated financial statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Consolidated Statements of Operations
(Expressed in United States dollars)
For the three and six months ended April 30, 2007 and 2006
(unaudited)

	Three months ended April 30, 2007	Three months ended April 30, 2006	Six months ended April 30, 2007	Six months ended April 30, 2006

Revenue	$663,323	$577,644	$1,380,945	$679,690

Cost of Revenue	504,499	378,480	1,049,176	474,817

Gross Profit	158,824	199,164	331,769	204,873

Expenses:
General and administrative	528,254	3,884,094	1,288,733	4,844,316
Impairment loss	2,033,948	-	2,033,948	-
	2,562,202	3,884,094	3,322,681	4,844,316
	(2,403,378)	(3,684,930)	(2,990,912)	(4,639,443)

Other income and expense:
Interest expense	(58,033)	(35,201)	(117,149)	(39,707)
Interest expense, related parties	(2,080)	(540)	(5,931)	(1,080)
Amortization of debt discount	(47,415)	(422,610)	(94,830)	(422,610)
Financing costs	(3,911)	-	(3,911)	-
Financing costs, related parties	-	-	(40,387)	-
Interest income	-	2,108	771	2,116
	(111,439)	(456,243)	(261,437)	(461,281)
Net Loss for the period	$(2,514,817)	$(4,141,173)	$(3,252,349)	$(5,100,724)

Net Loss per share - basic and diluted	$(0.07)	$(0.19)	$(0.10)	$(0.24)

Weighted average number of shares outstanding	36,856,446	22,235,885	33,238,509	20,884,355

See accompanying notes to consolidated financial statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Consolidated Statement of Stockholders' Deficiency and Comprehensive Loss
(Expressed in United States dollars)
For the six months ended April 30, 2007
(unaudited)

	Common stock		Additional paid-in capital	Shares Issuable	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' deficiency
	Number of Shares	Amount

Balance October 31, 2006	31,247,886	$31,247	$16,006,205	$-	$(15,592,786)	$(18,638)	$426,028

Loss for the period	-	-	-	-	(3,252,349)	-	(3,252,349)
Foreign currency translation	-	-	-	-	-	16,493	16,493
Comprehensive loss							(3,235,856)

Common stock issued to related
parties for services received	319,520	320	79,560	-	-	-	79,880

Common stock issued to settle account
payables and accrued expenses	214,040	214	47,621	-	-	-	47,835

Common stock issued for services
received	25,000	25	7,475	-	-	-	7,500

Common stock issued for rights	50,000	50	14,950	-	-	-	15,000

Options issued to related parties for
services received	-	-	16,309	-	-	-	16,309

Options issued for services received	-	-	29,161	-	-	-	29,161

Options issued for rights	-	-	10,064	-	-	-	10,064

Warrants issued to related parties for
services received	-	-	40,387	-	-	-	40,387

Warrants issued for financings	-	-	3,911	-	-	-	3,911

Shares issuable	-	-	245,000	5,000	-	-	250,000
Subscription receivable	-	-	(101,660)	-	-	-	(101,660)

Balance April 30, 2007	31,856,446	$31,856	$16,398,983	$5,000	(18,845,135)	$(2,145)	$(2,411,441)

See accompanying notes to consolidated financial statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Consolidated Statement of Cash Flows
(Expressed in United States dollars)
For the six months ended April 30, 2007 and 2006
(unaudited)

	Six months ended April 30, 2007	Six months ended April 30, 2006
Cash provided by (used in):
Operations:
Net loss for the period	$(3,252,349)	$(5,100,724)
Adjustment to reconcile net loss for the period to
net cash used in operating activities:
Depreciation of property and equipment	34,597	13,580
Amortization of intangible assets	-	27,708
Amortization of debt discount	94,830	422,610
Gain on tenant inducements	(18,831)	(5,089)
Common stock issued for services	7,500	427,500
Common stock issued to related parties for services	79,880	1,082,579
Options issued for services	29,161	207,092
Options issued to related parties for services	16,309	1,131,992
Warrants issued for financings	3,911	270,423
Warrants issued to related parties for services	40,387	446,311
Warrants issued in settlement of loans and consulting fees	-	47,360
Impairment charge	2,033,948
Foreign exchange on loan payable		5,770
Changes in assets and liabilities
Accounts receivable	(247,907)	(53,866)
Cost and estimated earnings in excess of billings	100,237	-
Inventory	107,814	(17,332)
Prepaid expenses	69,146	(19,010)
Checks issued in excess of funds on deposit	-	42,835
Accounts payable	447,751	40,648
Accrued expenses and wages	410,993	100,963
Billings in excess of costs and estimated earnings	75,733	(55,285)

Net cash provided by (used in) operating activities	33,110	(983,935)

Investing:
Purchase of property and equipment, net	(13,642)	(1,564)
Additional costs of revenue producing assets	(236,986)	-
Cash component to acquire subsidiaries	-	(952,897)

Net cash used in investing activities	(250,628)	(954,461)

Financing:
Issuance of common stock	-	388,250
Subscriptions received	148,340	-
Proceeds received from exercise of options	-	6,250
Proceeds of term loan	-	2,000,000
Proceeds of short term loan	-	258,000
Repayment of short term loan	-	(258,000)
Payout of subsidiary loans on acquisition	-	(548,900)
Repayment of term loan	(58,029)	-
Tenant inducements received	22,635	-
Advances from shareholders	60,981	114,226
Repayment of finance loans	(4,568)	(2,491)
Repayment of loan payable	-	(30,450)

Net cash provided by financing activities	169,359	1,926,885

Decrease in cash during the period	(48,159)	(11,511)
Foreign exchange effect on cash	97	9,204
Cash at beginning of the period	76,543	2,307

Cash at end of the period	$28,481	$-

See accompanying notes to consolidated financial statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Consolidated Statement of Cash Flows (continued)
(Expressed in United States dollars)
For the six months ended April 30, 2007 and 2006
(unaudited)

Supplementary Information:
	2007	2006

Interest paid	$-	$-
Income taxes paid	-	-
Non-cash transactions:
Common shares issued to settle accrued wages and consulting fees	-	185,685
Common shares issued to acquire subsidiaries	-	504,132
Warrants issued to secure term loan	-	960,000
Common shares issued to related parties to repay loans and advances	-	133,323
Common shares issued to repay loans and consulting fees	-	66,000
Common shares issued to settle accounts payable and accrued expenses	47,835	-
Common shares issued for rights	15,000	-
Options issued for rights	10,064	-
Options issued for rights	10,064	-

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

Accounts Receivable

Accounts receivable result primarily from installation contracts and the sale of geothermal products and are recorded at their principal amounts. Receivables are considered past due after 30 days. When necessary, the Company provides an allowance for doubtful accounts that is based on a review of outstanding receivables, historical collection information, and current economic conditions. There is an allowance for doubtful accounts of $64,369 at April 30, 2007. Receivables are generally unsecured.

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

During the three months ended April 30, 2007, the Company reorganized the operations of its Pacific Geo Exchange subsidiary, which was acquired in March 2006. In the opinion of the Company’s management, the value of the goodwill recorded upon the acquisition of the subsidiary has been eroded and the Company has recorded a non-cash impairment charge of $2,033,948 against operations representing a write-off of all goodwill.

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

Note 2. Uncompleted Contracts

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:

Costs incurred on uncompleted contracts	$1,088,380
Estimated earnings	340,256
1,428,638
Billings to date	(1,754,420)
$(325,782)

Included in the accompanying balance sheet under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$2,746
Billings in excess of costs and estimated earnings on uncompleted contracts	(323,036)
$(325,782)
Billings in excess of costs and estimated earnings on uncompleted contracts	(323,036)

Note 3. Intangible Assets

Geo-Site Rights

During 2005, the Company acquired the exclusive rights to provide a geo-field operating lease and to supply its heating and cooling units to a new residential subdivision in Westbank, British Columbia, for 225,000 shares of the Company’s common stock with a fair value of $225,000 and options, with a fair value of $47,468, exercisable until 2010, to purchase 150,000 shares of the Company’s common stock, 75,000 at $0.75 per share and 75,000 at $1.00 per share. The Company guaranteed that the 225,000 shares of the Company’s common stock would have an aggregate fair market value of at least $225,000 one year after issuance, and if the aggregate fair market value was less than $225,000, the Company would issue additional shares of common stock to make the aggregate value $225,000.

The 225,000 shares issued in 2005 had an aggregate value of $112,500 and during 2006, the Company issued an additional 225,000 shares of the Company’s common stock to make up the deficit. The total cost of $392,080 will be amortized on a pro rata per-unit basis as residential units are sold. As of April 30, 2007, no amortization has been incurred.

Intellectual Property

The Company acquired certain proprietary information that provides the basis for the effective implementation and operation of the geo-utility business concept in return for 75,000 fully paid and non-assessable shares of common stock with a fair value of $30,000 and options to purchase 150,000 shares of common stock, 37,500 at $0.75 per share and 37,500 at $1.00 per share exercisable until July 31, 2009, and 37,500 at $1.25 per share and 37,500 at $1.50 per share exercisable until July 31, 2010. These have been recorded at the fair value of $57,496. In addition, the vendor is entitled to a royalty of 2.5% from gross revenue of geo-utility projects in which the Company is directly involved and 0.5% of gross fees from geo-utility projects when the Company provides project management. This intangible asset has an indefinite life. The Company has not earned any gross revenue from geo-utility projects and, accordingly, no royalty expense is included in these consolidated financial statements. Management evaluates the asset for impairment on at least an annual basis and recorded an impairment loss of $41,378 during the fourth quarter of 2006.

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

Technology Agreement

During the six months ended April 30, 2007, the Company entered into an agreement for the exclusive rights to distribute and use certain proprietary technology processes for the installation of geo exchange systems. The Company paid for these exclusive rights by the issuing of 50,000 fully paid and non-assessable shares of its common stock, with a fair value of $15,000 and options to acquire 50,000 shares of the Company’s common stock at a price of $0.50 per share exercisable for five years. These options have been recorded at the fair value of $10,064. In addition, the agreement calls for the payment of royalties of 18% of the overall project value on commercial or institutional projects and 10% of the overall project value on residential projects.

Note 4. Related-Party Transactions and Balances

Loans Payable, Related Parties

During 2003, a director and officer of the Company made an unsecured loan to the Company in the amount of $30,600, due on demand, payable monthly as to interest only at 8%, with the principal to be repaid in full on or before April 1, 2004. In connection with this loan, options were granted which entitle the holder to purchase 50,000 shares of common stock of the Company until 2012: 25,000 at $0.25 per share and 25,000 at $0.50 per share. The fair value of the options of $37,978 was recorded as interest expense during 2003. During 2004, the loan was extended and the Company agreed to pay an additional $6,511 in refinancing costs. The balance remaining at April 30, 2007, is $11,195.

During 2006, two related parties made unsecured loans to the Company totaling $61,191, due September 30, 2006, with interest at 15%. The Company also granted options to purchase 195,000 shares of common stock of the Company until 2011 at $0.30 per share. The fair value of the warrants of $69,787 was recorded as interest expense during 2006.

Due to Shareholders

Amounts due to shareholders at April 30, 2007, are unsecured, without specific terms of repayment and non-interest-bearing. The balance remaining due at April 30, 2007, is $136,837.

Other Related Party Transactions

•

During the six months ended April 30, 2007 and 2006, the Company incurred consulting fees and related expenses to a company controlled by an officer and director of the Company in the amount of $70,000 and $75,000, respectively. During the three months ended January 31, 2006, $12,500 were converted into 50,000 shares of common stock based on the fair value of the shares of common stock at the transaction date. In addition warrants to purchase 50,000 shares of common stock of the Company at $0.25 per share until 2011 were also issued as part of the conversion. The balance owing as at April 30, 2007, is $58,657 and is recorded in accounts payable.

•

During the six months ended April 30, 2007, certain management and directors of the Company converted $47,500 of accrued wages into 191,000 shares of common stock of the Company based on the fair value of the shares of common stock at the transaction date. In addition, warrants to purchase 191,000 shares of common stock of the Company at $0.25 per share until 2011, valued at $32,007, were also issued as part of the conversion. No gain or loss was recorded on these conversions.

Note 5. Term Loan

During 2006, the Company arranged term financing of $2 million to complete the acquisition of Pacific Geo Exchange Inc. and Earth Source Energy Inc. This loan is secured against all assets of the Company and bears interest, payable monthly, at the rate of prime plus 3%, with a minimum interest rate of 8%. During the six months ended April 30, 2007, the principal repayments were renegotiated and the new principal payments are $30,000 per month from May 2007 to November 2007; $37,500 per month from December 2007 to May 2008; and $62,500 per month from June 2008 until the loan is paid in full. In addition to the monthly payments, the Company is required to pay 30% of annual positive cash flow as additional principal payments. At April 30, 2007, the Company was delinquent in interest payments of $37,977. The past-due interest payments have been paid subsequent to April 30, 2007.

The Company has recorded a discount against the loan based on the relative fair value of related warrants to purchase 2,919,496 shares of common stock related to the $2 million term loan in the amount of $960,000. As the lender has agreed not to hold more than 4.99% of the Company’s stock at any one time, only that portion of the debt discount equivalent to the exercising of warrants that would equate to 4.99% of the Company’s outstanding stock as of the date of funding has been expensed as interest in the amount of $391,000 in these financial statements. The balance of the debt discount is being amortized over 36 months, and related interest expense of $99,493 for the six months ended April 30, 2007, is included in these consolidated financial statements.

The following represents payments due under the term loan as renegotiated:

	Principal due	Less discount	Net
April 30, 2008	$397,500	$189,660	$207,840
April 30, 2009	725,000	158,070	566,930
April 30, 2010	619,610	-	619,610
	$1,742,110	$347,730	$1,394,380

Note 6. Share Capital

Preferred Stock

The Company’s authorized capital includes 10,000,000 shares of preferred stock of $0.001 par value. The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

No shares of preferred stock are issued and outstanding as of April 30, 2007.

Common Stock

During the six months ended April 30, 2007, the Company:

•

Issued 244,520 shares of common stock of the Company and warrants to purchase 241,000 shares of common stock of the Company at $0.25 per share to related parties for services with a fair value of $61,130.

•	Issued 60,000 shares of common stock of the Company in settlement of $15,000 of amounts owing to a consultant.
•	Issued 20,270 shares of common stock of the Company for payment of services received with a fair value of $6,081.
•	Issued 75,000 shares of common stock of the Company to employees for services with a fair value of $18,750.
•	Issued 25,000 shares of common stock to a consultant for services received with a fair value of $7,500.
•	Issued 50,000 shares of common stock of the Company as part consideration for a third party to provide the Company with an agreement for exclusive rights to its technology.
•	Issued 133,770 shares of common stock of the Company in settlement of $26,754 of amounts owing to a supplier.
•	Received $148,340 towards a subscription of $250,000 to purchase 5,000,000 shares of common stock of the Company. The balance of $101,660 was received subsequent to April 30, 2007.

Stock Purchase Warrants

At April 30, 2007, the Company had outstanding warrants to purchase 10,712,338 shares of the Company’s common stock as follows:

Number of warrants	Exercise Price	Expiry
100,000	$0.35	2007
75,000	0.75	2010
75,000	1.00	2010
417,500	0.40	2010
270,000	0.50	2010
967,400	0.25	2011
4,831,732	0.30	2011
15,000	0.35	2011
373,750	0.40	2011
317,460	0.63	2011
50,000	0.10	2012
300,000	0.01	2011
2,919,496	0.001	2050

At April 30, 2007, 10,712,338 shares of common stock were reserved.

Note 7. Stock-Based Compensation

Although the Company does not have a formal stock option plan, during the six months ended April 30, 2007, the Company issued stock options to directors, employees, advisors, and consultants.

A summary of the Company’s stock options is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at October 31, 2006	10,744,887	$0.63
Options issued to employees	75,000	0.25
Options issued to consultants	150,000	0.67
Options issued for exclusive rights	50,000	0.50
Outstanding at April 30, 2007	11,019,887	0.63

The following table summarizes stock options outstanding at April 30, 2007:

Exercise Price	Number Outstanding at April 30, 2007	Average Remaining Contractual Life (Years)	Number Exercisable at April 30, 2007
$0.25	389,750	0.99	389,750
0.26	75,000	4.50	75,000
0.30	2,279,887	3.96	2,279,887
0.37	90,000	4.00	90,000
0.40	125,000	3.85	125,000
0.50	1,237,250	3.17	1,237,250
0.53	1,250,000	4.00	1,250,000
0.63	250,000	3.92	250,000
0.75	1,835,500	4.45	1,835,500
1.00	3,063,750	3.24	3,063,750
1.25	87,500	3.36	87,500
1.50	320,000	2.87	320,000
2.00	16,250	3.33	16,250
	11,019,887		11,019,887

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model. The assumptions used in calculating the fair value of the options granted were risk-free interest rate of 5.0%, a 4 to 5-year expected life, a dividend yield of 0.0%, and a stock price volatility factor of 50% to 163%.

Note 8. Subsequent Events

Subsequent to April 30, 2007, the Company:

•	Received the balance of $101,660 owing on the private placement of $250,000 for the issuance of 5,000,000 shares of the Company’s common stock.
•	Entered into private placement agreements to issue a total of 2,560,000 shares of the Company’s common stock for cash of $128,000.

Note 9. Segmented Information

The Company views its operations in two businesses – manufacturing and geo exchange design and installation. Summarized financial information by segment for the three and six months ended April 30, 2007 and 2006, as taken from the internal management reports, is as follows:

	Three months ended April 30		Six months ended April 30
	2007	2006	2007	2006
Revenue
Manufacturing	$ 29,912	$ 61,940	$ 183,386	$ 163,986
Design and installation	633,411	515,704	1,197,559	515,704
	$ 663,323	$ 577,644	$ 1,380,945	$ 679,690

Loss
Manufacturing	$ (77,379)	$ (220,616)	$ (261,187)	$ (458,907)
Design and installation	(2,187,041)	(5,260)	(2,393,033)	(5,260)
Corporate	(250,397)	(3,915,297)	(598,129)	(4,636,557)
	$ (2,514,817)	$ (4,141,173)	$ (3,252,349)	$ (5,100,724)

Assets
Manufacturing	$ 608,376
Design and installation	1,415,027
Corporate	80,795
	$ 2,104,198

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements for the three- and six-month periods ended April 30, 2007 and 2006, and our annual report on Form 10-KSB for the year ended October 31, 2006, including the financial statements and notes thereto.

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

Introduction

Management believes the most significant features of our financial condition is that our working capital deficiency continues to increase and that we have renegotiated the principal repayment schedule of our term loan which has delayed principal payments to May 2007 and reduced principal payments extending the total repayment term. We have also significantly reduced operating costs through the restructuring of our subsidiary, Earth Source Energy, which has seen a significant reduction in the number of employees and the use of more subcontractors to provide services to our clients. This restructuring has necessitated a review of the carrying value of the goodwill associated with the acquisition of Earth Source Energy and we have charged operations with a non-cash impairment loss of $2,033,948.

Results of Operations

Comparison of the Three and Six Months Ended April 30, 2007,

with the Three and Six Months Ended April 30, 2006

We have generated gross revenue of $1,380,945 and $663,323 with related costs of revenue of $1,049,176 and $504,499 in the six and three month periods ended April 30, 2007, respectively, as compared to gross revenues of $679,690 and $577,644 and cost of revenue of $474,817 and $378,480 for the six and three months ended April 30, 2006. This is primarily due to our inclusion of Earth Source Energy Inc. for the full six and three months ended April 30, 2007, whereas the comparative periods ended April 30, 2006, only included Earth Source for the period of ownership being March 7, 2006 to April 30, 2006.

Our operating expenses for the six and three months ended April 30, 2007, were $1,288,733 and $528,254, as compared to $4,844,316 and $3,884,094 for the comparable periods in 2006, a decrease of 73% and 86% respectively. This reflects a reduction of investor relations costs of $ nil for each of the six and three months ended April 30, 2007, as compared to $591,307 and $463,807 for the six and three months ended April 30, 2006; a reduction of financing costs related to financings to $3,911 for each of the six and three months ended April 30, 2007, as compared to $1,272,245 for both the six and three months ended April 30, 2006; and a reduction to $48,778 and $nil for the six and three months ended April 30, 2007, as compared to $1,397,899 and $1,019,086 for the six and three months ended April 30, 2006, for employee option and stock costs pursuant to SFAS 123 (R). During the three and six months ended April 30, 2007, we have recorded an impairment loss related to the write off of goodwill related to the acquisition of Earth Source Energy.

Overall, we sustained a net loss of $2,514,817 and $3,252,349 for the three- and six-month periods ended April 30, 2007, as compared to net losses of $4,141,173 and $5,100,724 in the corresponding periods of the preceding year.

We had 12 full-time employees as of April 30, 2007, as compared to 28 full-time employees at April 30, 2006.

Liquidity and Capital Resources

As of April 30, 2007, our current assets stood at $1,163,381, as compared to $1,240,733 at October 31, 2006. As of April 30, 2007, our current liabilities were $3,310,876, as compared to $2,759,806 at October 31, 2006. As at April 30, 2007, our long-term liabilities were $1,204,763 as compared to $771,293 at October 31, 2006. Operating activities generated net cash of $33,110 for the six months ended April 30, 2007, as compared to net cash outflow of $983,935 for the six months ended April 30, 2006.

Net cash spent on investing activities was $250,628 for the six months ended April 30, 2007, as compared to $952,897 during the six months ended April 30, 2006. Included in investing activities for the six months ended April 30, 2007, is $236,986 investment in revenue producing assets whereas the six months ended April 30, 2006, included the cash component of $952,897 for acquisition of subsidiaries.

Net cash of $169,359 provided by financing activities during the six months ended April 30, 2007, consists of proceeds of cash received for subscription of shares in the amount of $148,340; net advances from shareholders of $60,981; less repayment of term loan and finance loans of $62,597. This is compared to net cash of $1,926,885 during the comparable period ending April 30, 2006, which consisted of proceeds from the term loan of $2 million; the issuance of common stock for $388,250; net advances from stockholders of $83,776 less repayment of financial obligations of Pacific Geo Exchange Inc in the amount of $548,900.

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

Item 3. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of April 30, 2007, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of April 30, 2007, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2007, we issued warrants to purchase 50,000 shares of our common stock at an exercise price of $0.10 per share to one consultant as payment for financial advisory services. No general solicitation was used and the transaction was negotiated directly with our executive officers. The recipient of the common stock acknowledged in writing that the securities constituted restricted securities and consented to a restrictive legend on the certificates to be issued. This transaction was made in reliance on the exemption from registration in Section 4(2) of the Securities Act for transactions not involving any public offering.

In May 2007, we agreed to issue an aggregate of 7,560,000 shares of our common stock to three purchasers for $378,000, or $0.05 per share. No general solicitation was used and the transaction was negotiated directly with our executive officers. The recipients of the common stock represented in writing that they were not residents of the United States, acknowledged in writing that the securities constituted restricted securities, and consented to a restrictive legend on the certificates to be issued. These transactions were made in reliance on Regulation S.

Item 5. Other Information

In May 2007, we agreed to issue an aggregate of 7,560,000 shares of our common stock. See Part II, Item 2: Unregistered Sales of Equity Securities.

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

Registrant

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Date: June 8, 2007	By:	/s/ Jason McDiarmid
Jason McDiarmid, President and
Chief Executive Officer

Date: June 8, 2007	By:	/s/ Kenneth G.C. Telford
Kenneth G.C. Telford
Chief Financial Officer