Form 10QSB
period 2007-07-31
ESSENTIAL INNOVATIONS TECHNOLOGY CORP
filed 2007-09-11
CIK 1250897

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2007

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

☐     Yes     ☒     No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 7, 2007, the issuer had one class of common stock, with a par value of $0.001, of which 43,753,190 shares were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

☐     Yes     ☒     No

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Consolidated Balance Sheet
(Expressed in United States dollars)
July 31, 2007
(unaudited)

Assets

Current assets:
Cash	$218,688
Accounts receivable, net	464,320
Costs and estimated earnings in excess of billings on uncompleted contracts	5,741
Inventory	183,991
Prepaid expenses	61,399

Total current assets	934,139

Property and equipment, net	95,103

Deposits	12,848

Intangible assets	507,313

Revenue producing assets under construction	37,677

Total assets	$1,587,080

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$1,179,387
Accrued expenses	388,685
Accrued wages	8,551
Accrued payroll taxes	274,327
Billings in excess of costs and estimated earnings on uncompleted contracts	35,905
Loans payable, related parties	72,386
Due to shareholders	138,098
Current portion of long term debt	395,452

Total current liabilities	2,492,791

Long term liabilities:
Term loan, net of discount	1,072,155
Finance loans	699

Total liabilities	3,565,645

Stockholders’ Deficit
Preferred stock:
$0.001 par value, authorized 10,000,000 shares issued and outstanding nil shares	—
Common stock:
$0.001 par value, authorized 100,000,000 shares issued and outstanding 43,753,190 shares	43,752
Additional paid in capital	17,154,640
Accumulated deficit	(19,170,434)
Accumulated other comprehensive loss	(5,823)

Total stockholders’ deficit	(1,977,865)

Total liabilities and stockholders’ deficit	$1,587,780

See accompanying notes to consolidated financial statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Consolidated Statements of Operations
(Expressed in United States dollars)
For the three and nine months ended July 31, 2007 and 2006
(unaudited)

	Three months ended July 31, 2007	Three months ended July 31, 2006	Nine months ended July 31, 2007	Nine months ended July 31, 2006

Revenue	$1,015,312	$857,330	$2,396,257	$1,537,020

Cost of Revenue	768,051	644,522	1,817,227	1,119,339

Gross Profit	247,261	212,808	579,030	417,681

Expenses:
General and administrative	465,323	1,032,911	1,754,056	5,606,804
Impairment loss	—	—	2,033,948	—

	465,323	1,032,911	3,788,004	5,606,804

	(218,062)	(820,103)	(3,208,974)	(5,189,123)

Other income and expense:
Interest expense	(57,717)	(71,695)	(174,866)	(111,402)
Interest expense, related parties	(2,125)	(580)	(8,056)	(1,660)
Amortization of debt discount	(47,415)	(47,415)	(142,245)	(470,025)
Financing costs	—	—	(3,911)	(270,423)
Financing costs, related parties	—	(26,987)	(40,387)	(26,987)
Interest income	20	527	791	2,643

	(107,237)	(146,150)	(368,674)	(877,854)

Net Loss for the period	$(325,299)	$(966,253)	$(3,577,648)	$(6,066,977)

Net Loss per share - basic and diluted	$(0.01)	$(0.04)	$(0.10)	$(0.26)

Weighted average number of shares outstanding	39,040,794	27,372,003	35,193,858	22,974,384

See accompanying notes to consolidated financial statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Consolidated Statement of Stockholders’ Deficiency and Comprehensive Loss
(Expressed in United States dollars)
For the nine months ended July 31, 2007
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumu- lated other compre- hensive loss	Total stockholders’ deficiency

	Number of Shares	Amount

Balance October 31, 2006	31,247,886	$31,247	$16,006,205	$(15,592,786)	$(18,638)	$426,028

Loss for the period	—	—	—	(3,577,648)	—	(3,577,648)
Foreign currency translation	—	—	—	—	12,815	12,815

Comprehensive loss						(3,564,833)

Common stock and warrants issued for cash received
three months ended July 31, 2007	7,560,000	7,560	370,440	—	—	378,000

Common stock issued to related parties for services received
three months ended January 31, 2007	319,520	320	79,560	—	—	79,880
three months ended July 31, 2007	3,946,400	3,946	489,354	—	—	493,300

Common stock issued to settle account payables and accrued expenses
three months ended January 31, 2007	214,040	214	47,621	—	—	47,835

Common stock issued for services received
three months ended January 31, 2007	25,000	25	7,475	—	—	7,500
three months ended July 31, 2007	390,344	390	48,403	—	—	48,793

Common stock issued for rights
three months ended January 31, 2007	50,000	50	14,950	—	—	15,000

Options issued to related parties for services received
three months ended January 31, 2007	—	—	16,309	—	—	16,309

Options issued for services received
three months ended January 31, 2007	—	—	29,161	—	—	29,161

Options issued for rights
three months ended January 31, 2007	—	—	10,064	—	—	10,064

Warrants issued to related parties for services received
three months ended January 31, 2007	—	—	40,387	—	—	40,387

Warrants issued for financings
three months ended April 30, 2007	—	—	3,911	—	—	3,911

Financing costs	—	—	(9,200)	—	—	(9,200)

Balance July 31, 2007	43,753,190	$43,752	$17,154,640	$(19,170,434)	$(5,823)	$(1,977,865)

See accompanying notes to consolidated financial statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Consolidated Statement of Cash Flows
(Expressed in United States dollars)
For the nine months ended July 31, 2007 and 2006
(unaudited)

	Nine months ended July 31, 2007	Nine months ended July 31, 2006
Cash provided by (used in):

Operating:
Net loss for the period	$(3,577,648)	$(6,066,977)
Adjustment to reconcile net loss for the period to net cash used in operating activities:
Depreciation of property and equipment	61,459	22,554
Amortization of intangible assets	—	41,563
Amortization of debt discount	142,245	470,025
Gain on tenant inducements	(25,830)	(7,733)
Common stock issued for services	56,293	543,616
Common stock issued to related parties for services	573,180	1,101,329
Options issued for services	29,161	253,510
Options issued to related parties for services	16,309	1,170,600
Warrants issued for financings	3,911	270,423
Warrants issued to related parties for services	40,387	446,311
Warrants issued in settlement of loans and consulting fees	—	47,360
Impairment charge	2,033,948	—
Foreign exchange on loan payable	—	5,770
Changes in assets and liabilities
Accounts receivable	232,974	55,957
Cost and estimated earnings in excess of billings	97,242	—
Inventory	60,988	(74,626)
Prepaid expenses	57,535	(57,666)
Accounts payable	16,776	171,207
Accrued expenses and wages	141,884	471,815
Billings in excess of costs and estimated earnings	(211,398)	(191,846)

Net cash used in operating activities	(250,584)	(1,326,808)

Investing:
Purchase of property and equipment, net	8,480	(50,263)
Deposits	—	(22,291)
Additional costs of revenue producing assets, net	(14,680)	—
Cash component to acquire subsidiaries	—	(952,897)

Net cash used in investing activities	(6,200)	(1,025,451)

Financing:
Issuance of common stock	378,000	872,513
Proceeds received from exercise of options	—	6,250
Proceeds of term loan	—	2,000,000
Proceeds of short term loan	—	258,000
Repayment of short term loan	—	(258,000)
Payout of subsidiary loans on acquisition	—	(548,900)
Repayment of term loan	(58,029)	(12,500)
Financing costs	(9,200)	—
Tenant inducements received	22,635	—
Advances from shareholders	62,242	134,858
Repayment of finance loans	(12,039)	(4,249)
Repayment of loan payable	—	(30,450)

Net cash provided by financing activities	383,609	2,417,522

Increase in cash during the period	126,825	65,263
Foreign exchange effect on cash	15,320	(17,759)
Cash at beginning of the period	76,543	2,307

Cash at end of the period	$218,688	$49,811

See accompanying notes to consolidated financial statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Consolidated Statement of Cash Flows (continued)
(Expressed in United States dollars)
For the nine months ended July 31, 2007 and 2006
(unaudited)

Supplementary Information:

	2007	2006

Interest paid	$182,922	$113,062
Income taxes paid	—	—
Non-cash transactions:
Common shares issued to settle accrued wages and consulting fees	—	185,685
Common shares issued for geo-site rights	—	225
Common shares issued to acquire subsidiaries	—	504,132
Warrants issued to secure term loan	—	960,000
Common shares issued to related parties to repay loans and advances	—	133,323
Common shares issued to repay loans and consulting fees	—	66,000
Common shares issued for acquisition of automobile	—	15,339
Common shares issued to settle accounts payable and accrued expenses	47,835	—
Common shares issued for rights	15,000	—
Options issued for rights	10,064	—

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

Future Operations

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet generated significant positive cash flows from operations. It is the Company’s intention to raise additional equity to finance the further development of a market for its products until significant positive cash flows can be generated from its operations. However, there can be no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company. Such limitations could have a material adverse effect on the Company’s business, financial condition, or operations, and these consolidated financial statements do not include any adjustment that could result. Failure to obtain sufficient additional funding would necessitate the Company reduce or limit its operating activities.

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

Cash

Cash consists of checking accounts held at financial institutions in the United States, Canada, and Hong Kong.

Accounts Receivable

Accounts receivable result primarily from installation contracts and the sale of geothermal products and are recorded at their principal amounts. Receivables are considered past due after 30 days. When necessary, the Company provides an allowance for doubtful accounts that is based on a review of outstanding receivables, historical collection information, and current economic conditions. There is an allowance for doubtful accounts of $68,045 at July 31, 2007. Receivables are generally unsecured.

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

During the nine months ended July 31, 2007, the Company reorganized the operations of its Pacific Geo Exchange subsidiary, which was acquired in March 2006. In the opinion of the Company’s management, the value of the goodwill recorded upon the acquisition of the subsidiary has been eroded and the Company has recorded a non-cash impairment charge of $2,033,948 against operations representing a write-off of all goodwill.

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

Note 2. Uncompleted Contracts

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:

Costs incurred on uncompleted contracts	$541,467
Estimated earnings	468,765

1,010,232
Billings to date	(980,068)

$(30,164)

Included in the accompanying balance sheet under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$5,741
Billings in excess of costs and estimated earnings on uncompleted contracts	(35,905)

$(30,164)

Note 3. Intangible Assets

Geo-Site Rights

During 2005, the Company acquired the exclusive rights to provide a geo-field operating lease and to supply its heating and cooling units to a new residential subdivision in Westbank, British Columbia. The total cost of $392,080 will be amortized on a pro rata per-unit basis as residential units are sold. As of July 31, 2007, no amortization has been incurred.

Intellectual Property

In 2005 the Company acquired certain proprietary information that provides the basis for the effective implementation and operation of the geo-utility business concept by issuing common stock and options. These have been recorded at the fair value of $57,496. In addition, the vendor is entitled to a royalty of 2.5% from gross revenue of geo-utility projects in which the Company is directly involved and 0.5% of gross fees from geo-utility projects when the Company provides project management. The Company has not earned any gross revenue from geo-utility projects and, accordingly, no royalty expense is included in these consolidated financial statements. This intangible asset has an indefinite life. Management evaluates the asset for impairment on at least an annual basis and recorded an impairment loss of $41,378 during the fourth quarter of 2006.

Option Rights Agreement

During 2005, the Company obtained the exclusive rights to acquire a new technology within the geothermal heating and cooling and any other heating, ventilating, and air conditioning related application from a director of the Company and his partner, who is the father of the Company’s Chief Executive Officer. This agreement was modified in April 2006 to reduce the cost to exercise the option. The Company paid for this option by issuing 50,000 fully paid and non-assessable shares of its common stock, with a fair value of $25,000 and options to acquire 50,000 shares of the Company’s common stock at a price of $0.75 per share exercisable for five years. These have been recorded at the fair value of $55,156. The Company has determined not to exercise this option, which expires in September 2007. The cost has been amortized in full.

Technology Agreement

During the nine months ended July 31, 2007, the Company entered into an agreement for the exclusive rights to distribute and use certain proprietary technology processes for the installation of geo exchange systems. The Company paid for these exclusive rights by the issuing of 50,000 fully paid and non-assessable shares of its common stock, with a fair value of $15,000, and options to acquire 50,000 shares of the Company’s common stock at a price of $0.50 per share exercisable for five years. These options have been recorded at the fair value of $10,064. In addition, the agreement calls for the payment of royalties of 18% of the overall project value on commercial or institutional projects and 10% of the overall project value on residential projects.

Note 4. Related-Party Transactions and Balances

Loans Payable, Related Parties

During 2003, a director and officer of the Company made an unsecured loan to the Company in the amount of $30,600, due on demand, payable monthly as to interest only at 8%, with the principal to be repaid in full on or before April 1, 2004. In connection with this loan, options were granted which entitle the holder to purchase 50,000 shares of common stock of the Company until 2012: 25,000 at $0.25 per share and 25,000 at $0.50 per share. The fair value of the options of $37,978 was recorded as interest expense during 2003. During 2004, the loan was extended and the Company agreed to pay an additional $6,511 in refinancing costs. The balance remaining at July 31, 2007, is $11,195.

During 2006, two related parties made unsecured loans to the Company totaling $61,191, due September 30, 2006, with interest at 15%. The Company also granted options to purchase 195,000 shares of common stock of the Company until 2011 at $0.30 per share. The fair value of the warrants of $69,787 was recorded as interest expense during 2006.

Due to Shareholders

Amounts due to shareholders at July 31, 2007, are unsecured, without specific terms of repayment and non-interest-bearing. The balance remaining due at July 31, 2007, is $138,098.

Other Related Party Transactions

•

During the nine months ended July 31, 2007 and 2006, the Company incurred consulting fees and related expenses to a company controlled by an officer and director of the Company in the amount of $102,500 and $112,500, respectively. During the nine months ended July 31, 2007, $102,500 was converted into 770,000 shares of common stock. In addition, warrants to purchase 50,000 shares of common stock of the Company at $0.25 per share until 2011 were also issued as part of one of the conversions. The balance owing as at July 31, 2007, is nil.

•

During the nine months ended July 31, 2007, certain management and directors of the Company converted $450,300 of accrued wages into 3,417,400 shares of common stock of the Company. In addition, warrants to purchase 191,000 shares of common stock of the Company at $0.25 per share until 2011, valued at $32,007, were also issued as part of the conversion. No gain or loss was recorded on these conversions.

Note 5. Term Loan

During 2006, the Company arranged term financing of $2 million to complete the acquisition of Pacific Geo Exchange Inc. and Earth Source Energy Inc. This loan is secured against all assets of the Company and bears interest, payable monthly, at the rate of prime plus 3%, with a minimum interest rate of 8%. During the six months ended April 30, 2007, the principal repayments were renegotiated and the new principal payments are $30,000 per month from May 2007 to November 2007; $37,500 per month from December 2007 to May 2008; and $62,500 per month from June 2008 until the loan is paid in full. In addition to the monthly payments, the Company is required to pay 30% of annual positive cash flow as additional principal payments. At July 31, 2007, the Company was delinquent in interest payments of $33,209 and principal payments of $90,000.

The Company has recorded a discount against the loan based on the relative fair value of related warrants to purchase 2,919,496 shares of common stock related to the $2 million term loan in the amount of $960,000. As the lender has agreed not to hold more than 4.99% of the Company’s stock at any one time, only that portion of the debt discount equivalent to the exercising of warrants that would equate to 4.99% of the Company’s outstanding stock as of the date of funding has been expensed as interest in the amount of $391,000 in these financial statements. The balance of the debt discount is being amortized over 36 months, and related interest expense of $148,579 for the nine months ended July 31, 2007, is included in these consolidated financial statements.

The following represents payments due under the term loan as renegotiated:

	Principal due	Less discount	Net

July 31, 2008	$560,000	$189,660	$370,340
July 31, 2009	750,000	110,655	639,345
July 31, 2010	432,110	—	432,110

	$1,742,110	$300,315	$1,441,795

Note 6. Share Capital

Preferred Stock

The Company’s authorized capital includes 10,000,000 shares of preferred stock of $0.001 par value. The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares. No shares of preferred stock are issued and outstanding as of July 31, 2007.

Common Stock

During the nine months ended July 31, 2007, the Company:

•

Issued 7,560,000 shares of common stock of the Company and warrants to purchase 7,560,000 shares of common stock of the Company at $0.10 per share for total proceeds of $378,000. The proceeds allocated to warrants were $157,500.

•

Issued 244,520 shares of common stock of the Company and warrants to purchase 241,000 shares of common stock of the Company at $0.25 per share to related parties for services with a fair value of $61,130.

•	Issued 3,946,400 shares of common stock of the Company at $0.125 per share to related parties for services with a fair value of $493,300.

•	Issued 60,000 shares of common stock of the Company in settlement of $15,000 of amounts owing to a consultant.

•	Issued 20,270 shares of common stock of the Company for payment of services received with a fair value of $6,081.

•	Issued 75,000 shares of common stock of the Company to employees for services with a fair value of $18,750.

•	Issued 25,000 shares of common stock to a consultant for services received with a fair value of $7,500.

•	Issued 390,344 shares of common stock to consultants for services received with a fair value of $48,793.

•	Issued 50,000 shares of common stock of the Company as part consideration for a third party to provide the Company with an agreement for exclusive rights to its technology.

•	Issued 133,770 shares of common stock of the Company in settlement of $26,754 of amounts owing to a supplier.

Stock Purchase Warrants

At July 31, 2007, the Company had outstanding warrants to purchase 18,272,338 shares of the Company’s common stock as follows:

Number of warrants	Exercise Price	Expiry

100,000	$0.35	2007
75,000	0.75	2010
75,000	1.00	2010
417,500	0.40	2010
270,000	0.50	2010
967,400	0.25	2011
4,831,732	0.30	2011
15,000	0.35	2011
373,750	0.40	2011
317,460	0.63	2011
7,610,000	0.10	2012
300,000	0.01	2011
2,919,496	0.001	2050

At July 31, 2007, 18,272,338 shares of common stock were reserved.

Note 7. Stock-Based Compensation

Although the Company does not have a formal stock option plan, during the nine months ended July 31, 2007, the Company issued stock options to directors, employees, advisors, and consultants.

A summary of the Company’s stock options is as follows:

	Number of Options	Weighted Average Exercise Price

Outstanding at October 31, 2006	10,744,887	$0.63
Options issued to employees	75,000	0.25
Options issued to consultants	150,000	0.67
Options issued for exclusive rights	50,000	0.50

Outstanding at July 31, 2007	11,019,887	0.63

The following table summarizes stock options outstanding at July 31, 2007:

Exercise Price	Number Outstanding at July 31, 2007	Average Remaining Contractual Life (Years)	Number Exercisable at July 31, 2007

$0.25	389,750	0.74	389,750
0.26	75,000	4.25	75,000
0.30	2,279,887	3.71	2,279,887
0.37	90,000	3.75	90,000
0.40	125,000	3.60	125,000
0.50	1,237,250	2.92	1,237,250
0.53	1,250,000	3.75	1,250,000
0.63	250,000	3.67	250,000
0.75	1,835,500	4.20	1,835,500
1.00	3,063,750	2.99	3,063,750
1.25	87,500	3.11	87,500
1.50	320,000	2.62	320,000
2.00	16,250	3.08	16,250

	11,019,887		11,019,887

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model. The assumptions used in calculating the fair value of the options granted were risk-free interest rate of 5.0%, a 4 to 5-year expected life, a dividend yield of 0.0%, and a stock price volatility factor of 50% to 163%.

Note 8. Subsequent Events

Subsequent to July 31, 2007, the Company received notice from the holder of 2,919,496 warrants, with an exercise price of $0.001 per share, that it would like to exercise 1,589,614 warrants, on a cashless basis, for 1,557,822 shares of common stock of the Company. These shares will be issued as soon as reasonably practicable in accordance with the Company’s standard procedures.

Note 9. Segmented Information

The Company views its operations in two businesses – manufacturing and geo exchange design and installation. Summarized financial information by segment for the three and nine months ended July 31, 2007 and 2006, as taken from the internal management reports, is as follows:

	Three months ended July 31,		Nine months ended July 31

	2007	2006	2007	2006

Revenue
Manufacturing	$118,680	$113,857	$302,066	$277,843
Design and installation	896,632	743,473	2,094,191	1,259,177

	$1,015,312	$857,330	$2,396,257	$1,537,020

Loss
Manufacturing	$(78,608)	$(156,802)	$(339,795)	$(615,709)
Design and installation	(40,844)	14,355	(2,433,877)	9,095
Corporate	(205,847)	(823,806)	(803,976)	(5,460,363)

	$(325,299)	$(966,253)	$(3,577,648)	$(6,066,977)

Assets
Manufacturing	$776,400
Design and installation	727,791
Corporate	82,889

	$1,587,080

Item 2. Management’s Discussion and Analysis or Plan of Operation

          The following discussion should be read in conjunction with the accompanying condensed unaudited consolidated financial statements for the three- and nine-month periods ended July 31, 2007 and 2006, and our annual report on Form 10-KSB for the year ended October 31, 2006, including the financial statements and notes thereto.

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

Introduction

          Management believes the most significant features of our financial condition is that our working capital deficiency continues to increase and that we have renegotiated the principal repayment schedule of our term loan, which delayed principal payments to May 2007 and reduced principal payments extending the total repayment term; however, we have not made any principal payments and, as of September 7, 2007, are delinquent in principal payments totaling $120,000 and interest payments totaling $50,086. Our payment obligations under this term loan, which are currently $30,000 per month and escalate to $62,500 a month in June 2008, make it more difficult for us to meet our working capital requirements, as does the requirement that we pay 30% of our annual positive cash flow, if any, as additional principal payments.

          We have significantly reduced operating costs through the restructuring of our subsidiary, Earth Source Energy, which has seen a significant reduction in the number of employees and the use of more subcontractors to provide services to our clients. This restructuring has necessitated a review of the carrying value of the goodwill associated with the acquisition of Earth Source Energy and we have charged operations with a non-cash impairment loss of $2,033,948.

Results of Operations

Comparison of the Three and Nine Months Ended July 31, 2007, with the Three and Nine Months Ended July 31, 2006

          We have generated gross revenue of $2,396,257 and $1,015,312 with related costs of revenue of $1,817,227 and $768,051 in the nine- and three-month periods ended July 31, 2007, respectively, as compared to gross revenues of $1,537,020 and $857,330 and costs of revenue of $1,119,339 and $644,522 for the nine and three months ended July 31, 2006, respectively. This is primarily due to our inclusion of Earth Source Energy Inc. for the full nine and three months ended July 31, 2007, whereas the comparative periods ended July 31, 2006, only included Earth Source for the period of ownership being March 7, 2006, to July 31, 2006.

          Our operating expenses for the nine and three months ended July 31, 2007, were $1,754,056 and $465,323, as compared to $5,606,804 and $1,032,911 for the comparable periods in 2006, a decrease of 69% and 55% respectively. This reflects a reduction of investor relations costs of $nil for each of the nine and three months ended July 31, 2007, as compared to $732,317 and $108,503 for the nine and three months ended July 31, 2006, respectively; a reduction of financing costs related to financings to $3,911 for each of the nine and three months ended July 31, 2007, as compared to $998,317 and $126,987 for the nine and three months ended July 31, 2006, respectively; and a reduction to $48,778 and $nil for the nine and three months ended July 31, 2007, as compared to $1,436,507 and $1,057,694 for the nine and three months ended July 31, 2006, respectively, for employee option and stock costs pursuant to SFAS 123(R). During the nine months ended July 31, 2007, we have recorded an impairment loss related to the write-off of goodwill related to the acquisition of Earth Source Energy of $2,033,948.

          Overall, we sustained a net loss of $325,299 and $3,577,648 for the three- and nine-month periods ended July 31, 2007, respectively, as compared to net losses of $966,253 and $6,066,977 in the corresponding periods of the preceding year.

          We had 12 full-time employees as of July 31, 2007, as compared to 32 full-time employees at July 31, 2006.

Liquidity and Capital Resources

          As of July 31, 2007, our current assets stood at $934,139, as compared to $1,240,733 at October 31, 2006. As of July 31, 2007, our current liabilities were $2,492,791, as compared to $2,759,806 at October 31, 2006. As at July 31, 2007, our long-term liabilities were $1,072,854, as compared to $771,293 at October 31, 2006. Operating activities had a net cash outflow of $250,584 for the nine months ended July 31, 2007, as compared to net cash outflow of $1,326,808 for the nine months ended July 31, 2006.

          Net cash spent on investing activities was $6,200 for the nine months ended July 31, 2007, as compared to $1,025,451 during the nine months ended July 31, 2006. Included in investing activities for the nine months ended July 31, 2007, is net proceeds of $35,872 from the revenue producing assets whereas the nine months ended July 31, 2006, included the cash component of $952,897 for acquisition of subsidiaries.

          Net cash of $383,609 provided by financing activities during the nine months ended July 31, 2007, consists of proceeds of cash received for subscriptions of shares in the amount of $378,000; net advances from shareholders of $62,242; less repayment of term loan and finance loans of $70,068. This is compared to net cash of $2,417,522 during the comparable period ending July 31, 2006, which consisted of proceeds from the term loan of $2 million; the issuance of common stock for $872,513; net advances from stockholders of $134,858; less repayment of financial obligations of Pacific Geo Exchange Inc in the amount of $548,900.

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

Item 3. Controls and Procedures

          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of July 31, 2007, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of July 31, 2007, our disclosure controls and procedures were effective.

          There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

          On July 6, 2007, our subsidiary, Earth Source Energy Inc, filed a lawsuit in the Supreme Court of British Columbia against Groundlink Systems Ltd., Barry Kosturos, and Ian Hopper. Kosturos and Hopper were employees of Earth Source when they formed Groundlink Systems with the express intent of performing installation and servicing of geoexchange systems directly in competition with Earth Source despite noncompetition covenants in their employment agreements with Earth Source. The suit alleges that the defendants appropriated proprietary information belonging to Earth Source, solicited Earth Source’s customers, and made false statements concerning Earth Source’s continued viability. Earth Source’s lawsuit seeks unspecified monetary damages, return of its proprietary information, and an injunction prohibiting defendants from using its confidential and proprietary information and soliciting the business of its customers.

          On July 16, 2007, our subsidiary, Earth Source Energy Inc, filed a lawsuit in the Supreme Court of British Columbia against Lynn Mueller, Mark McCooey, and Free Energy Solutions, Inc. The suit alleges that Mueller, a former vice president of Earth Source, and McCooey, a former consultant to Earth Source, breached their noncompetition agreements with Earth Source and their fiduciary obligations to it, either wrongfully or dishonestly assisted by Free Energy Solutions. Earth Source’s lawsuit seeks unspecified monetary damages, a return of its proprietary information, and an injunction prohibiting defendants from using its confidential and proprietary information and soliciting the business of its customers.

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

          In July 2007, we issued an aggregate of 3,946,400 shares of our common stock to certain management in payment of accrued wages and fees in the amount of $493,300, or $0.125 per share. At the same time, we issued an aggregate of 250,400 shares of our common stock to certain consultants in payment of accrued fees in the amount of $31,293, or $0.125 per share. The recipients of the common stock represented in writing that they were not residents of the United States, acknowledged in writing that the securities constituted restricted securities, and consented to a restrictive legend on the certificates to be issued. These transactions were made in reliance on Regulation S. An additional 140,000 shares of our common stock were issued to our consultant who is a resident of the United States in payment of accrued fees in the amount of $17,500, or $0.125 per share. No general solicitation was used and the transaction was negotiated directly with our executive officers. The consultant acknowledged in writing that the securities were restricted securities and consented to a restrictive legend on the certificates to be issued. This transaction was made in reliance on the exemption from registration in Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering.

Item 5. Other Information

          In May 2007, we agreed to issue an aggregate of 7,560,000 shares of our common stock, and in July 2007, we issued an additional 4,336,500 shares of our common stock. See Part II, Item 2: Unregistered Sales of Equity Securities.

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

Registrant

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Date: September 7, 2007	By:	/s/ Jason McDiarmid

Jason McDiarmid, President and
Chief Executive Officer

Date: September 7, 2007	By:	/s/ Kenneth G.C. Telford

Kenneth G.C. Telford
Chief Financial Officer