Form 10KSB
period 2007-10-31
ESSENTIAL INNOVATIONS TECHNOLOGY CORP
filed 2008-02-13
CIK 1250897

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2007

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
N/A
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No  ☒

State issuer’s revenues for its most recent fiscal year. $2,754,372

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. As of February 11, 2008, the aggregate market value of the common stock held by nonaffiliates was $1,868,859, based on the closing sales price of $0.065 per share on that date.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of February 11, 2008, issuer had 46,311,012 shares of issued and outstanding common stock, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format: Yes ☐	No ☒

TABLE OF CONTENTS

Item	Description	Page

	Special Note about Forward-Looking Information	1

	Part I
Item 1	Description of Business	2
Item 2	Description of Property	12
Item 3	Legal Proceedings	13
Item 4	Submission of Matters to a Vote of Security Holders	13

	Part II
Item 5	Market for Common Equity and Related Stockholder Matters and
	Small Business Issuer Purchases of Equity Securities	14
Item 6	Management’s Discussion and Analysis or Plan of Operation	15
Item 7	Financial Statements	21
Item 8	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	21
Item 8A	Controls and Procedures	21
Item 8B	Other Information	22

	Part III
Item 9	Directors, Executive Officers, Promoters and Control Persons;
	Compliance with Section 16(a) of the Exchange Act	22
Item 10	Executive Compensation	24
Item 11	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	27
Item 12	Certain Relationships and Related Transactions,
	and Director Independence	28
Item 13	Exhibits	31
Item 14	Principal Accountant Fees and Services	36
	Signatures	36
	Supplemental Information to be Furnished with Reports Filed Pursuant
	to Section 15(d) of the Exchange Act by Nonreporting Issuers	37

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

We provide geothermal heat exchange, or geoexchange, solutions for residential, commercial, and institutional applications as a manufacturer of proprietary geothermal heat pump technology, design-build geoexchange project provider, and as a geoexchange energy service company, or ESCO.

Essential Innovations Corp., a wholly owned subsidiary of ours, manufactures our EI Elemental geoexchange system in Vancouver, B.C., Canada. The EI Elemental is a high efficiency, eco-friendly comfort system providing heating, cooling, and dehumidification as well as domestic hot water production for residential, commercial, and industrial applications. The EI Elemental geoexchange equipment has significant advantages compared to its industry competitors. First, the product is designed and engineered specifically and exclusively for R410A refrigerant, the most advanced and environmentally positive refrigerant now available, whereas our competitors are just beginning to incorporate R410A in their existing product lines, while still widely utilizing R22, a non-environmentally friendly refrigerant. Second, we believe that the integrated controls package within our equipment completely differentiates us from anyone else in the geoexchange industry and is our most significant competitive advantage.

The EI Elemental achieves levels of control and efficiency superior to equipment of our major competitors, which have not focused efforts on achieving these levels of controls integration for system optimization.

Our wholly owned subsidiary, Earth Source Energy, provides the design, engineering, installation, service, and maintenance to residential, commercial, industrial, and institutional geoexchange project applications. We have the resources to take geothermal projects of any scale from concept to completion. With hundreds of complete geoexchange system installations in buildings of every type, size, and scale, from high-rise urban towers and hospitals to suburban civic centers and single-family homes, we have set a high standard for state-of-the-art geoexchange installations. Earth Source Energy also provides necessary geoexchange design and service assistance to our dealer network as required.

We are focusing our overall efforts on:

•

developing synergistic industry relationships and alliances, particularly with large builders and developers that recognize environmental sensitivity and energy conservation as important features of land planning and infrastructure development;

•	executing product licensing and distribution agreements for our EI Elemental geoexchange system;

•	establishing a global manufacturing facility for our product in Asia;

•	developing future long-term technology enhancements to the EI Elemental geoexchange system that we believe may improve its performance and marketability;

•	designing, engineering, and installing geothermal loop fields, while also providing the equipment supply;

•	promoting the complete turnkey ESCO package as a unique marketing tool for our proprietary geothermal heat pump technology and in-house geoexchange design, engineering, and installation expertise;

•	expanding operations and increasing manufacturing and human resources;

•	working to secure local area projects to implement our operating lease model;

•	carrying on with our product sales and marketing campaign; and

•	working on existing project opportunities and installations.

Operating as an Energy Service Company (ESCO)

We also operate as a geoexchange ESCO, or contractor, utilizing proprietary turnkey geoexchange systems and solutions. In that capacity, we examine new or existing nonresidential or residential project opportunities and subsequently design, finance, engineer, install, and possibly manage the required geothermal loop-field infrastructure for particular project sites or applications. We provide a “one-stop shop” approach to geoexchange technology application for developers, reducing technological uncertainty and concerns over system design and performance associated with geoexchange systems by incorporating all of the requisite areas of technological expertise required for “best practices” design and implementation in one integrated package. In return, we are paid for our services under an energy services contract through a lease-to-own arrangement. The lease-to-own arrangement reduces or eliminates customer responsibility for the initial capital cost of the geothermal loop field as these costs are repaid by the end-user through long-term operating lease agreements.

We believe that operating as an ESCO will help us generate favorable return on investment scenarios for the following reasons:

•	Cost advantages increase as the amortization term increases – the geothermal loop-field can be amortized over a 15- to 25-year period.

•

Cost savings are relatively constant – once the cost of the loop is paid for, it represents a relatively constant source of energy savings and provides a strong and ongoing profit center. Hence, the amortization payment can be geared to monthly operating cost savings.

•	System design and installation risks are manageable – this is what ESCOs do successfully.

Optimira Energy

We have entered into an agreement to form a joint venture with Optimira Energy Canada, Ltd., to provide to us certain financing and ESCO management services for the geoexchange projects we pursue.

Optimira Energy is an integrated energy solutions company and a market leader in the provision of comprehensive energy and utilities management solutions. Optimira Energy offers its customers access to an array of multi-technical energy expertise coupled with project finance resources.

Optimira Energy develops, installs, finances, owns, and operates infrastructure improvements designed to optimize the energy efficiency and lifecycle costs for building facilities. It is focused on delivering energy service solutions that are designed to address the specific needs and business challenges of each of its commercial and institutional customers. The joint venture agreement with us represents Optimira’s first efforts in geoexchange.

Under the joint venture agreement, we and Optimira Energy will form a new entity to construct, finance and lease geothermal projects. Optimira Energy will: (a) be the lead manager of each Project; (b) develop, structure, and arrange third-party financing to fund the construction and operations of each project; (c) oversee the construction of each project; (d) asset manage each project; and (e) administer all project financings.

We will provide a turnkey fixed price and fixed schedule contract for drilling, high-density polyethylene pipe, materials and labor, ground loop tie-in, flushing and purging, and contract and project management for the complete geofield portion of each geothermal loop-field infrastructure that is to be provided to the project site. We also agree to provide preferential project pricing for the heat pumps that are to be used in each of the buildings, homes, and/or individual suites within the project development. When the joint venture entity does not wish to offer a lease program for the heat pumps, we will sell the heat pumps directly to the developer.

The purpose of the agreement with Optimira Energy is to provide the financing required and the administration and management services necessary to allow the joint venture entity to offer developers a long-term operating lease for the geothermal loop infrastructure required to be installed on any site in the operation of geothermal heating and cooling systems. The operating lease programs will be typically structured with either 25-year or 50-year terms determined on a project-by-project basis. We and Optimira will then share in the long-term cash flow generated from the projects.

Diamondview

Diamondview Developments, project owner of Diamondview Estates, has granted us the exclusive right to provide geoexchange heating and cooling systems and ongoing geothermal services to each of the residential properties on the development. The first phase of this project consists of 70 single-family homes expected to range between 3,500 - 6,000 square feet on average, although some homes will also be significantly larger. A proposed second phase consisting of up to another 225 townhome/condominium units has been submitted for regulatory approval.

The developer has agreed to promote our Company and its innovative turnkey geothermal services throughout the span of the project. The developer expects the total build-out of the first phase of the project will be completed by the end of 2013. Under the terms of our agreement with Diamondview, Diamondview has included specific language within its property disclosure statement so as to formally cause both the Strata Corporation, which will govern the entire property site, and those homeowners on the property governed by Strata, to be bound to an energy service contract with us. This contract is structured as a 25-year operating lease directly relating to the use of the geothermal loop field (“GLF”) we install on each site that is to supply the geothermal energy to each of the homes to be constructed. We will install individual GLFs on each of the 70 property sites for use by each of the custom-built residences that are to follow. We will then collect from the individual homeowners an ongoing monthly lease payment for a period of 25 years for the use of the GLF by Strata and the homeowners on each of the individual properties throughout the Diamondview site.

In addition to the recurring revenue stream to be received from the loop lease, we are the exclusive provider of the geothermal heat pump or geoexchange equipment to be used in each of the homes to be constructed. Furthermore, we are the sole and exclusive provider of the installation and ongoing maintenance of all of the geoexchange equipment that services the site.

We have the absolute right to assign, hypothecate, give, transfer, mortgage, sublet, license, or otherwise transfer or encumber all or part of our rights, duties, or other interests in this agreement or the proceeds therefrom.

First Completed ESCO Sale - Wakefield Beach

In early 2006 we contracted the exclusive right to provide geoexchange heating and cooling systems and ongoing geothermal services to each of the residential properties at Wakefield Beach. The total build-out and occupancy for the first phase of the project was completed in July 2007. Under the terms of our agreement with Wakefield Beach, Wakefield Beach had included specific language within its property disclosure statement that formally caused both the Strata Corporation, which governs the entire property site, and those homeowners on the property governed by Strata to be bound to an energy service contract with us. This contract was structured as a 25-year operating lease directly relating to the use of the GLF we installed to supply the geothermal energy to each of the homes. We also supplied and installed individual GLFs for each of the 31 property sites and will collect from Strata an ongoing monthly lease payment for a period of 25 years for the use of the GLF by Strata and the homeowners.

In May 2007, Terasen Energy Services, Inc., a subsidiary of Fortis, Inc., purchased the GLF that we had sold and installed at the Wakefield site, for a cash payment of $380,000 CAD. The purchase has been closed and fully financed, and Terasen Energy Services now owns the rights to the GLF servicing the 31 units.

We also were the exclusive provider of the geothermal heat pump or geoexchange equipment and distribution system used in each of the homes. We completed that contract in July of 2007. The total contract value now paid to us from Wakefield Beach Homebuilders, as it relates directly to the geothermal heat pump equipment and building distribution, was $515,000 CAD. We remain the sole and exclusive provider of the installation and ongoing maintenance of all of the geoexchange equipment that services the entirety of the site for the term of the operating lease.

We are currently pursuing a number of further ESCO opportunities in Western Canada, parts of the United States, China, and Vietnam.

Operating Lease Payments

We will charge each residential or commercial user of the infrastructure a monthly access fee for a period of 25 years (or more, in certain situations), towards payment of the operating lease. This fee allows the end-user to utilize the “loops” necessary to service heat energy from the earth transferred through fluid (water) into the geothermal heat pump, which then gives heating, cooling, and/or domestic hot water. This in turn provides us a 25-year, long-term (the expected life-cycle of the heat pump), positive net cash flow versus the up-front financing cost of the installation of the loops and/or equipment when servicing the bank debt taken out on the installation of the geothermal infrastructure.

EI Elemental Geoexchange System

Heat pump technology has been used for decades to provide heat supply to residential, commercial, and institutional applications. Over the past decade, the industry has begun to embrace the use of geothermal heat pump technology, extracting heat from the earth to provide the necessary energy for a number of applications.

The EI Elemental geoexchange system, our core technology, represents the final product of our past research and development activities and now ongoing manufacturing activities and is now being produced in our manufacturing facility as a packaged unit for ongoing and future sales, installation, and distribution. To date, we have spent approximately $768,000 on research and development activities in bringing the EI Elemental to production and manufacture. Although we have a number of planned enhancements to add to this core technology over time, the EI Elemental geoexchange system is a complete unit using only the core technology, and it is the core technology that we are now selling and installing.

General Description

The EI Elemental geoexchange system can be designed as a geothermal or water source heat pump.

Heat pumps use the same thermodynamic cycle used in refrigeration. Heat is transferred, or “pumped,” from one locale to another using refrigerant fluids; heat is absorbed into fluid in an evaporator and transferred from the fluid in a condenser. The pumps can thus be used to transfer heat into or out of the conditioned space.

Geoexchange System Efficiency

The efficiency of geothermal heat pump units are described by the coefficient of performance (“COP”) in the heating mode and the energy efficiency ratio in the cooling mode, which is the ratio of the output energy divided by the input energy (electricity for the compressor) and varies from 3.0 to 6.0 with present equipment (the higher the number the better the efficiency). Thus, a COP of 4.0 would indicate that the unit produced four units of heating energy for every unit of electrical energy input. In comparison, an air-source heat pump has a COP of around 2.0 and is dependent upon backup electrical energy to meet peak heating and cooling requirements. We have in-house product testing data showing consistent COP ratings in excess of 4.5 – 5.0, placing us at the forefront of the industry.

Detailed Refrigerant Comparison

There are three main types of refrigerant options, and two are still used frequently:

•

Chlorofluorocarbons (“CFCs”) such as R12 and R13 have been shown to severely damage the ozone layer. Damage occurs when chlorine is released in the upper atmosphere, which then reacts with ozone. CFCs are highly stable and so are likely to persist over a long period of time. Since the Montreal Protocol in 1989, many countries have implemented anti-CFC legislation and subsequently CFC use has been reduced significantly. We manufacture no equipment that utilizes CFCs as refrigerant.

•

Hydrochlorofluorocarbons (“HCFCs”) such as R22 still contain chlorine atoms, but because they are less stable, they are more likely to break down before reaching the upper atmosphere. We do not manufacture equipment that uses R22. Increased legislation is being implemented in many countries and HCFCs are being actively phased out.

•

Hydrofluorocarbons (“HFCs”) such as R410A contain no chlorine atoms and therefore do not adversely affect the ozone layer. HFCs are also more efficient than HCFCs and therefore reduce the energy required to run the heat pump. Consequently, using HFCs results in fewer greenhouse gas emissions. R410A is the new geothermal industry standard and all equipment we distribute uses R410A refrigerant, although in future commercial applications where large units are required we may also use R407C refrigerant, which is also deemed environmentally friendly.

We have specifically and exclusively engineered and designed our heat pumps around R410A, affording us greater knowledge of the operating capabilities of the refrigerant as compared to other manufacturers that are primarily using it as a simple replacement to their standard R22.

The Artificial Intelligence Controls Diagnostics (“AICD”)

We have incorporated a proprietary artificial intelligence controls diagnostics subsystem, or AICD, designed to regulate and monitor the system for maximum efficiencies. The AICD supports a personal computer interface with a keypad and a liquid crystal diode, or LCD, screen to make it user-friendly. We have the ability to incorporate wireless technology with the option to include individual wireless room sensors upon installation. Some of the primary benefits of the AICD are:

•	multi-zoned comfort (up to 99 zones) through the building management system;

•	an LCD screen and simple keypad are incorporated into the controller, promoting functionality through ease of use;

•	the system can be upgraded and become interoperable with other building management systems to create an integrated “smart building”; and

•	the AICD, in conjunction with software, creates a customized “graphical user interface,” affording the end-user total remote system management.

The AICD is used to determine the point at which heat energy stored in the earth or groundwater should be extracted and used for heating or at which point heat energy should be transferred to the earth and/or groundwater for cooling. For example, the AICD stores historical data relating to the length of time it took the system to reach optimum temperature. That information is used as a basis to start the heating or cooling at precisely the right time to achieve the best temperature set point. In calculating for run time optimization, the AICD also adjusts for variables such as climate and seasonal conditions.

An essential part of the EI Elemental family of products is the LCD interface. The LCD screen constantly displays active and stored data, providing the operator with quality of service and performance. The keypad is outfitted with simple, easy to understand, colored pads and directional arrows that simplify data collection and storage.

The EI Elemental also includes the ability to communicate to a personal computer that can display graphical information that can be modified. The system is designed to provide standard notifications, such as the outside temperature, set point and inside temperature, as well as troubleshooting notifications, such as noting the changeover from heating to cooling, the existence of a fouled or dirty filter, and other malfunctions.

Planned Enhancements

There are several enhancements to the EI Elemental that are in the early stages of development.

Voice Correspondence Technology

The voice correspondence system allows users to audibly recognize and adjust what is occurring within system environmental controls. Speakers can be placed near the set point controls centers and temperature measuring points so that audible messages can be relayed through the house when an alarm or notification is present or a set point is changed. Audible messages can be blocked during times when you do not want to be disturbed. Messages such as outside temperature, set point, and inside temperature can be relayed on demand. Notifications such as changeover from heating to cooling, filter dirty, and other various malfunctions can be relayed as they occur unless audible messaging is blocked. If messages are missed during the blocking period the user may toggle through the list to view missed messages.

Phase Change Module Technology

We are in the beginning stages of developing a proprietary phase change module that can store substantial amounts of heat energy created by the heat pump at minimal cost. The ability to use stored heat energy on demand will present attractive cost savings for heating applications. We intend the phase change module to be used efficiently for either a heat source or a heat sink. One or more phase change modules could be incorporated with the EI Elemental. We have completed drawings and a preliminary design, but have not yet finalized such design, constructed an actual prototype of the phase change module, or written the software necessary to integrate it into the system. This enhancement should be ready for integration into the core technology by the end of 2012.

Solar Applications

We plan to incorporate a proprietary solar director to use solar energy to reduce the total cost of system operation. The current AICD subsystem will work with the solar director to continually place it in the position to best collect the sun’s energy. By collecting and absorbing the sun’s energy, the solar director would relieve the load on the geothermal ground loop system, in turn reducing the cost of the heat pump installation by permitting the installation of a smaller ground loop system in the overall design. In addition to the reduced ground loop size, the heat energy gathered from the sun could then be used to heat domestic hot water, supply heat on demand during the day, or store heat during the day in phase change modules for use at night. Full integration of this enhancement with the core technology will require significant development and testing, with completion anticipated to be no sooner than late 2010.

At the same time, we are in active discussion with several domestic and international firms whose solar technology could be used in conjunction with our heat pump technology. We have already successfully incorporated the EI Elemental with solar technology for a large residential project completed in Ontario with one of our geoexchange product distributors, Clean Energy Developments. Geothermal and solar are highly complementary technologies, as the combination of the two can potentially create a totally sustainable energy supply system given the right climatic situation and operating parameters.

Pricing

Our EI Elemental geoexchange system has a retail price ranging between $5,000 and $20,000, depending upon the system sizing and features, with units available between one and a half and 30 tons of heating and cooling capacity.

In addition to the cost of the system, there is a significant installation requirement for drilling and ground coil placement of $10,000 to $25,000 for residential applications, dependent upon the drilling and trenching requirement, with commercial and institutional applications being determined on a project-by-project basis, and often costing hundreds of thousands of dollars or more. We anticipate that a typical total price for the system and installation will be between $25,000 and $50,000 for a standard residential installation. Although the cost of geoexchange technology has a higher initial capital cost than more conventional heating and cooling technologies, the user will realize substantially reduced operating costs, with payback periods on that additional upfront cost typically between three to seven years, depending on local electrical power rates.

Approvals

We submit our EI Elemental geoexchange systems to the Canadian Standards Association (“CSA”) and receive individual unit approval and designation by CSA on all of our equipment that is sold and shipped, with each having a CSA sticker placed on it. During the second or third quarter of fiscal 2008, we plan to submit each of our models for complete product line approval, although as stated above, we currently receive approval under the CSA “Special Blue Designation,” for smaller product runs. Completion of the full model certification through CSA would qualify our product line for the energy efficiency verification, or EEV, as well as the “Energy Star,” a highly valuable branding element for consumer awareness and acceptance in North America.

Sales and Distribution Cycle

Canada

We continue to increase the number of dealers in Canada with which we have distribution agreements. We have successfully sold, manufactured, and distributed hundreds of units to local dealers and distributors throughout Canada. We conduct training seminars at our plant for new and existing dealers.

United States

We intend to enter the United States market next year and we believe an anticipated shift of our manufacturing to Asia will allow us to become extremely cost competitive with certain established market leaders in the United States.

We will initially target dealer development initiatives in the western United States—Washington, Oregon, California, Montana, Idaho, and Nevada, as well as on the East Coast—New York and Florida. We have already begun to establish strong relationships in New York and expect to be able to start shipping units to clients there during fiscal 2008.

Ongoing Domestic and Overseas Activities

We currently have operations in the United States, Canada, and Hong Kong; exclusive distributors in Canada and the Philippines; sales agents in Mexico, China, and Vietnam; and we are actively seeking additional distributors, dealers, and project opportunities throughout North America and international markets like Dubai, India, Pakistan, and parts of Africa for our proprietary geoexchange systems and solutions.

We are actively investigating the possibility of moving some or all of our manufacturing activities offshore, primarily to China or Vietnam, in an effort to decrease our manufacturing costs and help with our transition into Asian markets.

Competitive Business Conditions

There are a number of companies already active in the areas of heat exchange technology development and distribution that are substantially larger and better funded than we are and that have significantly longer histories in the respective marketplace. Our principal competitors for the commercialization of our EI Elemental geoexchange system are Florida Heat Pump, Econar Energy Systems, Water Furnace International, and Climate Master, as well as others, almost all of which have greater financial, technical, managerial, and marketing resources than we.

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

Acquisition Program

We are currently looking at the possibility of acquiring other companies directly related to our current business of geoexchange, whether as manufacturing or contracting businesses, or companies in other complementary renewable energy fields.

CIPEA Project in China

We have signed a letter of commitment to be the exclusive provider of geoexchange technology design, engineering, and equipment supply to the China International Practice Exhibition of Architecture (“CIPEA”) project, in Nanjing, China.

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

The opportunity to take advantage of the demand for geoexchange technology in the Chinese marketplace is enormous, and the joint venture partnerships are positioned to use the CIPEA project as a technology showpiece and marketing tool.

We still have no final, formalized contract in place for the CIPEA project; however, we have continued to refine and re-define our proposal to the CIPEA project and we remain in ongoing negotiations.

Richmond Thermal Energy Network

In 2006, we were awarded the bid to provide a thermal energy network to the project site and residential development adjacent to the Richmond speed skating oval for the 2010 Olympic and Paralympic Winter Games being held in Vancouver/Whistler, British Columbia, Canada. However, the project was officially terminated by the City of Richmond in October 2007.

Consultants

We maintain a consulting agreement with Paul Guterres, a resident of Vancouver, British Columbia, to develop sales, marketing, and distribution channels in domestic markets, mainly British Columbia, and in offshore markets, mainly Asia, and in particular Hong Kong and China, as well as to set-up and liaise with potential financing and funding sources in Canada, Asia, particularly Hong Kong and China, and elsewhere.

We have had a consulting agreement with Ecogenics Limited, a Hong Kong company, to develop sales, marketing, manufacturing, and distribution channels in the Asian marketplace, in particular, in Hong Kong, China, Taiwan, Japan, Korea, Thailand, the Philippines, Singapore, and Malaysia. The agreement has expired although the consultant continues to provide ongoing advisory services in this particular defined region.

We have had a consulting agreement with Pac Trading, a Costa Rica company, to develop sales, marketing, and distribution channels in offshore markets, mainly in the Caribbean and South America, in particular the Caribbean Islands of Barbados, Trinidad, and Martinique and the countries of Venezuela, Brazil, and Argentina, along with all other surrounding areas. The agreement has expired although the consultant continues to provide ongoing advisory services in this particular defined region.

Employees

We currently have a total staff of 12 full-time employees.

ITEM 2. DESCRIPTION OF PROPERTY

Our United States administrative head office is located in Bellingham, Washington. Our manufacturing and distribution facility and operations headquarters is currently located in British Columbia, Canada, occupying approximately 18,900 square feet. We have performed significant leasehold improvements to the site. Our current lease expires in July 2009 and has one additional two-year renewal option. We believe that these facilities will be more than adequate for our continued manufacturing needs and our future research and development initiatives. We have a sales office in Hong Kong, SAR, China.

We intend to maintain at least some of our research, development, and manufacturing in the lower mainland region of British Columbia, Canada because:

•	we believe this particular geographic region of North America is home to other alternative energy companies;

•	we know of no other manufacturer of geoexchange technology in western Canada;

•	we believe there are available, educated, human resources with particular educational and work experience in the alternative energy field;

•

the Canadian government has programs to grant initiatives and joint environmental development projects that may enable us to expedite our research and development efforts as we move toward commercialization of the EI Elemental geoexchange system with members of the federal and provincial funding agencies;

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

We are presently looking into the potential to move some or all of our manufacturing activities offshore, primarily to either China or Vietnam, in an effort to further decrease our cost of goods.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and no material legal proceedings have been threatened by us or, the best of our knowledge, against us, except as previously disclosed or as provided below.

On November 14, 2007, the defendants in the lawsuit filed by our subsidiary, Earth Source Energy Inc. (Supreme Court of British Columbia, No. S 074136, Vancouver Registry), Lynn Mueller, Mark McCooey, and Free Energy Solutions Inc. filed a counterclaim against us, our president and chief executive officer, Jason McDiarmid, our former chief financial officer, Kenneth C.G. Telford, and a Company vice-president, Stevan Perry, alleging breach of contract, wrongful dismissal, defamation, abuse of process, and other claims. We believe that the counterclaims are without merit and intend to defend them vigorously as we continue to press our claims that the individual defendants breached their noncompetition agreements with Earth Source and their fiduciary obligations to it, either wrongfully or dishonestly assisted by Free Energy Solutions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended October 31, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

	Low	High

Fiscal Year Ending October 31, 2008:
Quarter ending April 30, 2008 (to February 11, 2008)	$0.04	$0.045
Quarter ended January 31, 2008	0.035	0.06

Fiscal Year Ended October 31, 2007:
Quarter ended October 31, 2007	0.05	0.085
Quarter ended July 31, 2007	0.05	0.15
Quarter ending April 30, 2007	0.06	0.12
Quarter ended January 31, 2007	0.09	0.26

Fiscal Year Ended October 31, 2006:
Quarter ended October 31, 2006	0.16	0.46
Quarter ended July 31, 2006	0.29	0.51
Quarter ending April 30, 2006	0.37	0.84
Quarter ended January 31, 2006	0.23	0.75

Fiscal Year Ended October 31, 2005:
Quarter ended October 31, 2005	0.30	1.07
Quarter ended July 31, 2005 (since opening of the trading of the shares at April 15, 2005)	0.29	0.51

Our common stock also trades on the Frankfurt Stock Exchange under the symbol “E6S.”

As of February 11, 2008, the closing price of our common stock on the OTC Bulletin Board was $0.065 per share.

As of February 11, 2008, we believe there were approximately 185 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

In December 2007, we issued 1,000,000 shares of our common stock to one purchaser for cash of $50,000, or $0.05 per share. The purchaser was provided the opportunity to ask questions directly of our management. No general solicitation was used and the recipient of the common stock acknowledged in writing that the securities constituted restricted securities and consented to a restrictive legend on the certificates to be issued. This transaction was made in reliance on the exemption from registration in Section 4(2) of the Securities Act for transactions not involving any public offering.

In August 2007, we issued 1,557,822 shares of common stock upon the exercise of a warrant held by one accredited investor. The investor was provided the opportunity to ask questions directly of our management. No general solicitation was used and the recipient of the common stock acknowledged in writing that the securities constituted restricted securities and consented to a restrictive legend on the certificates to be issued. This transaction was made in reliance on the exemption from registration in Section 4(2) of the Securities Act for transactions not involving any public offering.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our audited consolidated financial statements included elsewhere in this report. The following information contains forward-looking statements.

Introduction

Our financial results should be reviewed in light of the following uncertainties:

•

We only commenced generating revenues during 2005. We now have contractual obligations in place for the purchase of a significant number of our heat pump units during the next 12-month period and we have many new dealer/distributor prospects; however, we are reliant on the successful distribution of our heat pumps under these agreements to meet our sales objectives.

•	Our cumulative loss continues to grow and our accounts payable are increasing.

•

Even though we have been able to begin marketing the EI Elemental geoexchange systems commercially and our Earth Source Energy subsidiary continues to secure projects in which we can apply our design, engineering, installation, and project supply sources, our ability to continue operating will be dependent in many ways on factors outside our control, such as the costs of more traditional heating sources and governmental policies that encourage or discourage the use of nontraditional heating sources.

•

We have made significant decreases to fixed internal overheads, particularly in relation to our design/build activities, which we view as part of a long-term effort to streamline our operations to decrease and manage costs while increasing our sales pipeline.

Results of Operation by Segment

We operate within two segments of the geoexchange industry: manufacturing and geoexchange design and installation. Summarized financial information by segment for the years ended October 31, 2007 and 2006, as taken from the internal management reports, is as follows:

	Year Ended October 31, 2007	Year Ended October 31, 2006

Revenue:
Manufacturing	$ 846,016	$ 414,709
Geo exchange design and installation	1,908,356	1,920,593
	$ 2,754,372	$ 2,335,302
Loss:
Manufacturing	$ (821,780)	$ (762,572)
Geo exchange design and installation	(2,313,152)	(164,469)
Corporate	(971,839)	(6,762,283)
	$(4,106,771)	$ (7,689,324)

Assets:
Manufacturing	$ 823,455	$ 780,590
Geo exchange design and installation	351,459	3,032,654
Corporate	75,346	143,883
	$ 1,250,260	$ 3,957,127

Manufacturing Segment

For the fiscal year ended October 31, 2007, we had manufacturing revenue of approximately $846,000, as compared to revenue of approximately $415,000 for the fiscal year ended October 31, 2006, an increase of approximately 104%. Costs of sales were approximately $841,000 for fiscal 2007, as compared to approximately $360,000 for fiscal 2006, resulting in gross profits of approximately $5,000 and $55,000, respectively. We believe that the decrease was primarily the result of additional expenditures made to outfit the production facility with specific equipment and materials upgrades intended to allow for ongoing cost reduction and increased margins in the manufacturing segment in the future.

Geoexchange Design and Installation Segment

For the fiscal year ended October 31, 2007, we had geoexchange design and installation revenue of approximately $1.9 million, as compared to revenue of approximately $1.9 million for the fiscal year ended October 31, 2006, a decrease of less than 1%. Costs of sales were approximately $1.0 million for fiscal 2007, as compared to $1.4 million for fiscal 2006, resulting in gross profits of approximately $900,000 and $500,000, respectively. We believe that the increase was primarily the result of our reduction in our work force in favor of third-party, outsourced, fixed-price contracting services for the majority of our onsite project completion and management.

Nonsegmented Items

During the fiscal year ended October 31, 2007, we had incurred approximately $2.4 million in general and administrative expenses, as compared to approximately $7.2 million for the fiscal year ended October 31, 2006, a decrease of approximately 66%. This substantial decrease was the result of a 60% decrease in the number of employees between 2006 and 2007 following our reductions in workforce as we changed our business plan from in-house project management to outsourced project management. There were no research and development activities during fiscal 2007 and 2006, as all our efforts were directed towards manufacturing and sales activities.

Liquidity and Capital Resources

Since inception, we have relied principally on proceeds from the sale of securities and advances from related parties to fund our activities. During our fiscal year ended October 31, 2007, we used cash of approximately $600,000 for operating activities and approximately $20,000 on investing activities, which were funded by net cash of approximately $467,000 from financing activities. During the year ended October 31, 2006, we used cash of approximately $1.4 million, which was provided by net cash of approximately $2.5 million from financing activities and approximately $1.0 million from investing activities. Although we have now begun to generate revenue from our operations, we still have substantial ongoing losses and do not have enough cash to satisfy our cash requirements for the next six months. In its report on our audited consolidated financial statements for the fiscal year ended October 31, 2007, as in previous years, our independent auditors state that conditions exist that raise substantial doubt as to our ability to continue as a going concern.

Our working capital deficit at October 31, 2007, was approximately $3.0 million, as compared to a deficit of $1.5 million at October 31, 2006, an increase of 100%. At October 31, 2007, we had an accumulated deficit of $19.7 million and stockholders’ deficit of approximately $2.4 million, compared to an accumulated deficit of $15.6 million and stockholders’ deficit of approximately $426,000 at October 31, 2006. We continue to owe approximately $360,000 to providers of professional services that are past due and $72,400 in loans from related parties that have no specified due date. We have been unable to make payments as due on several of our accounts, but none of our creditors has declared us to be in default as of the date of this report.

Based on our current level of expenditures, we estimate that we will require cash of approximately $400,000 for manufacturing expenses and general and administrative expenses per quarter through October 31, 2008, including salaries to officers and directors, in addition to the funds required for our EI Elemental geoexchange system as discussed below. Actual expenditures will depend both on the level of our general and administrative requirements and the availability of funds.

We anticipate that we will require approximately $1.0 million for ongoing manufacturing, distribution, and marketing of the EI Elemental geoexchange system prior to the end of our fiscal year ending October 31, 2008.

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

We consider our recognition of revenue, calculation of inventory (which includes work in progress on contracts), accounting for intangible assets and their impairment, and stock-based compensation to be four of the most critical in understanding the judgments that are involved in the preparation of the consolidated financial statements.

Risk Factors

Risk Factors Relating to our Business

We are insolvent, are in arrears on current accounts and salaries and wages to our employees, and may fail to continue as a going concern.

We have incurred substantial operating losses and negative cash flows from operations since inception, and our obligations and commitments for the year ended October 31, 2007, exceeded the cash we had available. We are currently insolvent and we are in arrears on our current accounts and on salaries and wages to our employees. As a result of these conditions, substantial doubt exists about our ability to continue as a going concern, which has been noted by our auditor in its reports on our consolidated financial statements for the year ended October 31, 2007, as in previous years.

We currently have no significant operating capital and will need to raise additional capital to implement our business plan.

We presently have no significant operating capital. We believe that we will need to raise approximately $1.0 million to be able to meet our preliminary production targets by the end of fiscal year 2008. We have no commitments for that funding, and we cannot provide any assurance that we will raise any meaningful amount of capital. We will need to seek additional financing from the sale of equity or from commercial lenders or other sources, for which we have no commitments or arrangements, or we will be required to delay the implementation of our business plan.

Our current liabilities continue to increase, and if those to whom we owe accounts and notes payable were to demand payment, we would be unable to pay.

At October 31, 2007, we had total current liabilities of approximately $3.7 million, including accounts payable of approximately $1.3 million, accrued expenses of approximately $330,000, accrued wages and payroll taxes of approximately $190,000, and notes payable to related parties and amounts due to stockholders of approximately $302,000. Additionally, all of our long-term debt, in the amount of approximately $1.5 million, has been reclassified to current based on the definition of default in the term loan agreement. As of the same date, we had cash of only $15,000. If those to whom these payments are due were to demand immediate payment, as they are entitled to do, we would be unable to make the required payments and would be subject to liability if our creditors chose to enforce their rights, which could result in our bankruptcy and liquidation, at worst. Under such a scenario, our assets would be distributed to our creditors leaving nothing to be distributed to our stockholders.

We may not succeed if we are unable to attract employees and retain the services of our key personnel.

Our performance is substantially dependent on retaining current management and key personnel and on recruiting and hiring additional management and key personnel. In particular, as we continue adapting our technology to commercial applications and continue to be active as a public company, we will rely on the expertise of Steve Wuschke, our Chief Technical Officer, Jason McDiarmid, our Chief Executive and Financial Officer, and Peter Bond, our Chief Operating Officer. If we are unable to retain these executive officers, or if we are unable to hire suitable sales, marketing, and operational personnel, we may not be able to successfully develop, improve, market, and sell products based on our technology. We have not obtained key-man life insurance on our officers or directors. Competition for individuals with the qualifications that we require is intense, and we may not be able to attract, assimilate, or retain these highly qualified people. The failure to attract, integrate, motivate, and retain these employees could harm our business.

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

We have chosen to limit the liability of our directors and indemnify our officers and directors to the maximum extent permitted by law, which may result in significant costs to us.

Our articles of incorporation limit the liability of directors to the maximum extent permitted by Nevada law. In addition, our bylaws require us to indemnify our directors and officers and allow us to indemnify our other employees and agents to the fullest extent permitted at law. Our chief executive officer, our former chief financial officer, and one of our employees have been named as defendants in a counterclaim against us, and we are advancing legal fees on their behalf and will indemnify them unless doing so is not allowed under Nevada law. These claims for indemnification may result in significant costs to us. If we permit indemnification for liabilities arising under the Securities Act of 1933 to directors, officers, or controlling persons under these provisions, we have been informed that, in the opinion of the Securities and Exchange Commission, this indemnification is against public policy as expressed in the Securities Act and is unenforceable.

Fluctuations in the value of the United States dollar as compared to other currencies may affect our financial performance.

We expect a substantial portion of our revenues to be based on sales and services rendered to customers outside the United States, in Canada and Asia. As a result, if the relative strength of the dollar increases as related to the value of the Canadian dollar and the relevant Asian currency, our financial performance would likely be adversely affected and it would become more difficult to compete with entities whose operations were conducted outside the United States in the relevant currencies. We have no plan or policy to utilize forward contracts or currency options to minimize this exposure, and even if these measures are implemented, they may not be cost-effective or fully offset such future currency risks.

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

As of February 11, 2008, we have issued and outstanding options and warrants to purchase up to an additional 28,702,611 shares of common stock, with 11,019,887 options having a weighted average exercise price of approximately $0.67 per share and 17,682,724 warrants having a weighted average exercise price of approximately $0.19 per share. The existence of such options and warrants may prove to be a hindrance to future financing, and the exercise of options and warrants may further dilute the interests of the stockholders. The possible future resale of common stock issuable on the exercise of such options and warrants could adversely affect the price of our common stock in any trading market that might develop. Further, the options and warrants may be exercised at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements, including the report of independent registered public accounting firm, are included beginning at page F-1 immediately following the signature page of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

There was no change in accountants or disagreement with accountants on accounting and financial disclosure during the fiscal year ended October 31, 2007.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of October 31, 2007, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of October 31, 2007, our disclosure controls and procedures were effective.

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

The following table sets forth the name, age, and position of each of our current directors and executive officers:

Name	Age	Title

Jason McDiarmid	37	President, Chief Executive Officer and Director
Steve Wuschke	33	Chief Technical Officer and Director
Peter Bond	69	Chief Operating Officer and Director
Salvador Diaz-Verson	55	Director

The principal occupation, title, and business experience of our executive officers and directors during the past five years, including the names and locations of employers, are indicated below.

Executive Officers

Jason McDiarmid has been our president, chief executive officer, and a director since 2001. He has been serving as our chief financial officer since the resignation of Kenneth C.G. Telford in September 2007. Mr. McDiarmid is a 1994 graduate of the British Columbia Institute of Technology in the Department of International Trade and Transportation. From 1997 through 1999, Mr. McDiarmid served as president and founder of Global Diversification Investment Corporation, a company with which he created, wrote, published, and distributed “Diversity; Gearing your Funds Toward a Successful Portfolio,” a stock market newsletter publication sold throughout North America. That newsletter publication, which provided publicly traded companies the opportunity to advertise to a network of new potential investors, ceased publication in 1999. From 1999 through 2001, Mr. McDiarmid was not actively seeking employment and was investigating opportunities in the renewable energy field and working with other of our principals on matters preliminary to our incorporation. Mr. McDiarmid currently resides in British Columbia, Canada.

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

Peter Bond has been our chief operating officer since October 2004 and a director since August 2003. Mr. Bond has over 18 years experience in the energy conservation industry at various levels, including management, advisory, and consulting. Since 1999, Mr. Bond has served as the general manager of Koax Corporation, a manufacturer of heat pump components, responsible for all facets of operating the manufacturing facility for heat pump components such as engineering, marketing, sales, and day-to-day plant operations. From 1997-1999, Mr. Bond served as the director of plant operations for Climate Master, Inc., of Oklahoma City, Oklahoma. He was in charge of the entire plant, including the reorganizing of the manufacturing facility for Climate Master, Inc. From 1993 to 1997, Mr. Bond was a principal of, and investor in, Earth Energy Technologies of Billings, Montana. From 1984 through 1993, he served with Water Furnace International Industries (WFI Industries) in various capacities, from a principal and an officer to a role as a consultant, to his final role as the chief operating officer in his last three years there. Mr. Bond currently resides in British Columbia, Canada.

Board of Directors

Salvador Diaz-Verson has been a member of our board of directors since September 1, 2006. Mr. Diaz-Verson was the president and chief investment officer of American Family Corporation, now known as AFLAC, Inc., until he left in 1991. Mr. Diaz-Verson is the founder and principal of Miramar Securities, a registered broker-dealer; the founder and owner of Diaz-Verson Capital, LLC, which provides services to public and private pension funds, insurance companies, and individuals; and the founder and chairman of United Americas Bank, a national bank headquartered in Atlanta, Georgia. Mr. Diaz-Verson is also the founder and chairman of Salvaco, a research and development company; a director and minority owner of Clemente Capital, a money management firm; and a director of SIP MULTI MEDIA Inc., a communication and network company. Mr. Diaz-Verson is a graduate of Florida State University and is a resident of Sarasota, Florida.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our employees, including our principal executive officer and principal financial officer. Our Code of Ethics was included as Exhibit 14.01 to our annual report on Form 10-KSB for the year ended October 31, 2004, filed on January 31, 2005.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth, for the last fiscal year, the dollar value of all cash and noncash compensation earned by the person who was our chief executive officer and each of our other highest compensated executive officers who earned in excess of $100,000 (the “Named Executive Officers”) as of the end of the last fiscal year:

Name and Principal Position	Year Ended Oct. 31	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation	Change in Pension Value and Non-Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Jason McDiarmid	2007	$174,625	--	--	--	--	--	--	$174,625(1)
Chief Executive Officer

Kenneth C.G. Telford	2007	$112,500	--	--	--	--	--	--	$112,500(2)
Chief Financial Officer

Peter Bond	2007	$158,750	--	--	--	--	--	--	$158,750(3)
Chief Operating Officer

Steve Wuschke	2007	$139,700	--	--	--	--	--	--	$139,700(4)
Chief Technical Officer

________________________

(1)	Of the amount due Mr. McDiarmid for the fiscal year ended October 31, 2007, $129,250 was converted into our common stock and $45,375 remained accrued but unpaid at the end of the fiscal year.
(2)	Of the amount due Mr. Telford for the fiscal year ended October 31, 2007, $102,500 was converted into our common stock and $10,000 remained accrued but unpaid at the end of the fiscal year.
(3)	Of the amount due Mr. Bond for the fiscal year ended October 31, 2007, $117,500 was converted into our common stock and $41,250 remained accrued but unpaid at the end of the fiscal year.
(4)	Of the amount due Mr. Wuschke for the fiscal year ended October 31, 2007, $103,400 was converted into our common stock and $36,300 remained accrued but unpaid at the end of the fiscal year.

From August 1, 2003, through the date of this report, payments due to each of the Named Executive Officers have been paid in common stock, except for cash payments of approximately $4,000 to one officer in 2003. See Item 12. Certain Relationships and Related Transactions: Stock and Option Issuances. We cannot provide any assurance that our Named Executive Officers will continue to be willing to accept this form of payment. Mr. Telford assigned the right to receive amounts due to him to Denon Capital Strategies Ltd., an entity of which he is a director.

The following table reflects outstanding stock option awards classified as exercisable and unexercisable as of October 31, 2007, for each of the Named Executive Officers:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#)	Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock Held That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested($)

Jason McDiarmid	363,000	--	--	0.75	04/30/2010	--	--	--	--
	250,000	--	--	1.00	04/30/2010	--	--	--	--
	250,000	--	--	0.30	01/31/2011	--	--	--	--
	250,000	--	--	0.53	04/30/2011	--	--	--	--
	25,000	--	--	0.25	10/31/2011	--	--	--	--
	25,000	--	--	0.50	10/31/2011	--	--	--	--
	250,000	--	--	1.00	07/31/2012	--	--	--	--
	25,000	--	--	0.25	07/31/2012	--	--	--	--
	25,000	--	--	0.50	07/31/2012	--	--	--	--
Kenneth Telford	112,500	--	--	0.50	04/30/2010	--	--	--	--
	462,500	--	--	1.00	04/30/2010	--	--	--	--
	250,000	--	--	0.30	01/31/2011	--	--	--	--
	250,000	--	--	0.53	04/30/2011	--	--	--	--
Peter Bond	225,000	--	--	1.00	04/30/2010	--	--	--	--
	225,000	--	--	1.50	04/30/2010	--	--	--	--
	250,000	--	--	0.30	01/31/2011	--	--	--	--
	250,000	--	--	0.53	04/30/2011	--	--	--	--
Steve Wuschke	362,000	--	--	0.75	04/30/2010	--	--	--	--
	250,000	--	--	1.00	04/30/2010	--	--	--	--
	25,000	--	--	0.25	04/30/2010	--	--	--	--
	25,000	--	--	0.50	04/30/2010	--	--	--	--
	250,000	--	--	0.30	01/31/2011	--	--	--	--
	250,000	--	--	0.53	04/30/2011	--	--	--	--
	250,000	--	--	1.00	07/31/2012	--	--	--	--

Director Compensation

We did not pay our nonemployee director, Salvador Diaz-Verson, any compensation for his service as a director during the fiscal year ended October 31, 2007.

Equity Compensation Plan Information

We have authorized securities for issuance under equity compensation plans that have not been approved by the stockholders, but none under equity compensation plans that were approved by the stockholders. The following table shows the aggregate amount of securities authorized for issuance under all equity compensation plans as of February 11, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	11,019,887	$0.67	--
Total	11,019,887	$0.67	--

These options are vested and have exercise prices ranging from $0.25 to $2.00, and expire beginning in 2008 and ending in 2013.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of February 11, 2008, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of our common stock, each director and executive officer, and all executive officers and directors as a group, specifically indicating the number of shares of common stock owned by each such person and group and the percentage of our common stock so owned. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated:

Stockholder(1)	Description	Number	%(2)

Principal Stockholders:

Laurus Master Fund	Common stock	1,557,822	3.4%
c/o MSC Corporate Services Limited	Warrants	1,329,882	2.8
P.O. Box 309 GT		2,887,704	5.9
Ugland House, South Church Street
George Town, Grand Cayman
Cayman Islands

Kenneth G.C. Telford	Common stock(3)	1,367,719	3.0
Makati City	Options(4)	1,075,000	2.3
Metro Manila	Warrants(4)	1,048,750	2.2
Philippines		3,840,647	7.2

Officers and Directors:
Jason McDiarmid	Common stock	2,620,060	5.7
(Principal stockholder, director, and officer)	Options(4)	1,463,000	3.1
#101-5219 192nd Street	Warrants	1,166,283	2.5
Cloverdale, BC, Canada V3S 4P6		5,199,343	10.7

Steve Wuschke	Common stock	2,077,838	4.5
(Principal stockholder, director, and officer)	Options(4)	1,412,000	3.0
#101-5219 192nd Street	Warrants	603,119	1.3
Cloverdale, BC, Canada V3S 4P6		4,092,957	8.5

Peter Bond	Common stock	2,685,371	5.8
(Principal stockholder, director, and officer)	Options(4)	950,000	2.0
#101-5219 192nd Street	Warrants	806,349	1.7
Cloverdale, BC, Canada V3S 4P6		4,441,720	9.2

Stevan Perry	Common stock	1,530,000	3.3
(Principal stockholder and officer)	Options(4)	1,303,000	2.7
#101-5219 192nd Street	Warrants	517,315	1.1
Cloverdale, BC, Canada V3S 4P6		3,350,315	7.0

Salvador Diaz-Verson	Common stock	175,000	*
(Director)	Options(4)	250,000	*
#101-5219 192nd Street		425,000	*
Cloverdale, BC, Canada V3S 4P6

All officers and directors as a group (5 persons)	Common stock	9,088,269	19.6
	Options(4)	5,378,000	10.4
	Warrants(4)	3,093,066	6.3
		17,559,335	32.1%

___________________

*	Less than 1%.
(1)	Except as otherwise noted, shares are owned beneficially and of record, and such record stockholder has sole voting, investment, and dispositive power.
(2)

Calculations of total percentages of ownership outstanding for each individual assume the exercise of currently vested options held by that individual to which the percentage relates. Percentages calculated for totals of all executive officers and directors as a group assume the exercise of all vested options held by the indicated group.

(3)	1,117,719 of the shares listed in the table that are beneficially owned by Mr. Telford are registered and held in the name of Denon Capital Strategies Ltd.
(4)

These vested cashless options and cashless warrants give the holders the right to acquire shares of common stock at prices ranging from $0.25 to $2.00 per share with various expiration dates ranging from 2008 to 2012.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,

AND DIRECTOR INDEPENDENCE

Stock, Option, and Warrant Issuances

In October 2006, we agreed to issue 110,000 shares of our common stock and warrants to purchase an additional 110,000 shares of our common stock with an exercise price of $0.25 per share and an expiration date of October 30, 2011, to Jason McDiarmid, our chief executive officer and a director, as payment for accrued but unpaid wages in the amount of $27,500, or $0.25 per share.

In July 2007, we agreed to issue 924,000 shares of our common stock to Mr. McDiarmid, as payment for accrued but unpaid wages in the amount of $115,500, or $0.125 per share.

In November 2007, we agreed to issue 55,000 shares of our common stock and warrants to purchase an additional 55,000 shares with an exercise price of $0.25 per share and an expiration date of October 31, 2011, to Mr. McDiarmid as payment for accrued but unpaid wages in the amount of $13,750.

In October 2006, we agreed to issue 88,000 shares of our common stock and warrants to purchase an additional 88,000 shares of our common stock with an exercise price of $0.25 per share and an expiration date of October 30, 2011, to Steve Wuschke, our chief technical officer and a director, as payment for accrued but unpaid wages in the amount of $22,000, or $0.25 per share.

In July 2007, we agreed to issue 739,200 shares of our common stock to Mr. Wuschke as payment for accrued but unpaid wages in the amount of $92,400, or $0.125 per share.

In November 2007, we agreed to issue 44,000 shares of our common stock and warrants to purchase an additional 44,000 shares with an exercise price of $0.25 per share and an expiration date of October 31, 2011, to Mr. Wuschke as payment for accrued but unpaid wages in the amount of $11,000.

In October 2006, we agreed to issue 100,000 shares of our common stock and warrants to purchase an additional 100,000 shares of our common stock with an exercise price of $0.25 per share and an expiration date of October 30, 2011, to Kenneth Telford, then our chief financial officer and a director, as payment for accrued but unpaid wages in the amount of $25,000, or $0.25 per share.

In July 2007, we agreed to issue 720,000 shares of our common stock to Mr. Telford as payment for accrued but unpaid wages in the amount of $90,000, or $0.125 per share.

In November 2007, we agreed to issue 50,000 shares of our common stock and warrants to purchase an additional 50,000 shares with an exercise price of $0.25 per share and an expiration date of October 31, 2011, to Mr. Telford as payment for accrued but unpaid wages in the amount of $12,500.

In October 2006, we agreed to issue 100,000 shares of our common stock and warrants to purchase an additional 100,000 shares of our common stock with an exercise price of $0.25 per share and an expiration date of October 30, 2011, to Peter Bond, our chief operating officer and a director, as payment for accrued but unpaid wages in the amount of $25,000, or $0.25 per share.

In July 2007, we agreed to issue 840,000 shares of our common stock to Mr. Bond as payment for accrued but unpaid wages in the amount of $105,000, or $0.125 per share.

In November 2007, we agreed to issue 50,000 shares of our common stock and warrants to purchase an additional 50,000 shares with an exercise price of $0.25 per share and an expiration date of October 31, 2011, to Mr. Bond as payment for accrued but unpaid wages in the amount of $12,500.

In October 2006, we agreed to issue 114,000 shares of our common stock and warrants to purchase an additional 114,000 shares of our common stock with an exercise price of $0.25 per share and an expiration date of October 30, 2011, to Stevan Perry, an employee and principal stockholder, as payment for accrued but unpaid wages in the amount of $28,500, or $0.25 per share.

In July 2007, we agreed to issue 723,200 shares of our common stock to Mr. Perry as payment for accrued but unpaid wages in the amount of $90,400, or $0.125 per share.

In November 2007, we agreed to issue 42,000 shares of our common stock and warrants to purchase an additional 42,000 shares with an exercise price of $0.25 per share and an expiration date of October 31, 2011, to Mr. Perry as payment for accrued but unpaid wages in the amount of $10,500.

In August 2007, Laurus Master Fund, a principal stockholder, exercised a warrant that resulted in our issuance of 1,557,822 shares of common stock to Laurus.

Loans

Officers and Directors

From time to time, our officers and directors advance expenses or make other payments on our behalf. We treat these advances and payments as loans that are unsecured, without specific terms of repayment, and do not bear interest.

We owed Jason McDiarmid, our chief executive officer and director, $32,571 in such advances at October 31, 2006. During the fiscal year ended October 31, 2007, we borrowed an additional $77,592 from Mr. McDiarmid, repaid him an aggregate of $64,233 in cash, and had a balance of $46,939 owing to him at October 31, 2007.

We owed Kenneth Telford, who resigned as our chief financial officer and director in September 2007, $14,011 in such advances at October 31, 2006. During the fiscal year ended October 31, 2007, we borrowed an additional $30,270 from Mr. Telford, repaid him an aggregate of $6,204 in cash, and had a balance of $38,029 at October 31, 2007.

We owed Steve Wuschke, an executive officer and director, $8,236 in such advances at October 31, 2006. During the fiscal year ended October 31, 2007, we borrowed an additional $63,416 from Mr. Wuschke, repaid him an aggregate of $34,800 in cash, and had a balance of $50,183 at October 31, 2007.

We owed Peter Bond, an executive officer and director, $23,778 in such advances at October 31, 2006. During the fiscal year ended October 31, 2007, we borrowed an additional $58,688 from Mr. Bond, repaid him an aggregate of $20,326, and had a balance of $66,302 owing to him at October 31, 2007.

Morpheus Financial Corporation

In September 2006, Morpheus loaned us $50,000 CAD, due September 30, 2006, with interest at 15%. We also granted options to purchase 150,000 shares of our common stock at $0.30 per share until 2011.

Director Independence

During the fiscal year ended October 31, 2007, our board of directors consisted of Jason McDiarmid, Ken Telford (through September 20, 2007), Steve Wuschke, Peter Bond, and Salvador Diaz-Verson. Only Mr. Diaz-Verson is independent as that term is defined in NASDAQ Rule 4200(a)(15). Each of the other directors was also our executive officer.

We are not subject to any requirement that we have an independent audit committee, and our board of directors as a whole serves as our audit committee. Mr. Diaz-Verson is independent as that term is defined under NASDAQ Rule 4350(d)(2)(A).

There were no transactions between us and Mr. Diaz-Verson to be considered in determining whether he was independent under the standards identified above.

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

Incorporated by reference from the quarterly report on Form 10-QSB for the quarter ended January 31, 2006, filed March 17, 2006.

Exhibit Number*	Title of Document	Location

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

Incorporated by reference from the quarterly report on Form 10-QSB for the quarter ended January 31, 2006, filed March 17, 2006.

10.30	Security and Purchase Agreement by and among Laurus Master Fund, Ltd. and Essential Innovations Technology Corp., with Essential Innovations Corp., as guarantor, made as of March 2, 2006	Incorporated by reference from the quarterly report on Form 10-QSB for the quarter ended January 31, 2006, filed March 17, 2006.

10.31	Registration Rights Agreement between Essential Innovations Technology Corp. and Laurus Master Fund, Ltd. dated March 2, 2006	Incorporated by reference from the quarterly report on Form 10-QSB for the quarter ended January 31, 2006, filed March 17, 2006.

10.32	Secured Term Note for $2,000,000 payable to Laurus Master Fund, Ltd. dated March 2, 2006	Incorporated by reference from the quarterly report on Form 10-QSB for the quarter ended January 31, 2006, filed March 17, 2006.

10.34	Master Security Agreement between Laurus Master Fund, Ltd. and Essential Innovations Technology Corp. and Essential Innovations Corporation dated March 2, 2006	Incorporated by reference from the quarterly report on Form 10-QSB for the quarter ended January 31, 2006, filed March 17, 2006.

Exhibit Number*	Title of Document	Location
10.35	Common Stock Purchase Warrant	Incorporated by reference from the quarterly report on Form 10-QSB for the quarter ended January 31, 2006, filed March 17, 2006.

10.36	Share Pledge Agreement among Laurus Master Fund, Ltd., Essential Innovations Technology Corp., and Essential Innovations Corp., dated March 2, 2006	Incorporated by reference from the quarterly report on Form 10-QSB for the quarter ended January 31, 2006, filed March 17, 2006.

10.37	Term Sheet between Essential Innovations Technology Corp. and Salvador Diaz-Verson dated September 1, 2006**	Incorporated by reference from the current report on Form 8-K filed September 11, 2006.

10.39	Agreement between Wakefield Beach Developments Ltd. and Essential Innovations Corporation dated January 17, 2006	Incorporated by reference from the annual report on Form 10-KSB for the year ended October 31, 2006, filed February 13, 2007.

10.40	Employment Agreement between Essential Innovations Technology Corp. and Jason McDiarmid dated April 1, 2006**	Incorporated by reference from the annual report on Form 10-KSB for the year ended October 31, 2006, filed February 13, 2007.

10.41	Employment Agreement between Essential Innovations Technology Corp. and Ken Telford dated April 1, 2006**	Incorporated by reference from the annual report on Form 10-KSB for the year ended October 31, 2006, filed February 13, 2007.
10.42	Employment Agreement between Essential Innovations Technology Corp. and Steve Wuschke dated April 1, 2006**	Incorporated by reference from the annual report on Form 10-KSB for the year ended October 31, 2006, filed February 13, 2007.

Exhibit Number*	Title of Document	Location
10.43	Employment Agreement between Essential Innovations Technology Corp. and Peter Bond dated April 1, 2006**	Incorporated by reference from the annual report on Form 10-KSB for the year ended October 31, 2006, filed February 13, 2007.

10.44	Employment Agreement between Essential Innovations Technology Corp. and Stevan Perry dated April 1, 2006**	Incorporated by reference from the quarterly report on Form 10-QSB for the quarter ended January 31, 2006, filed March 17, 2006.

10.45	Severance Agreement with related employee schedule dated April 1, 2006**	Incorporated by reference from the annual report on Form 10-KSB for the year ended October 31, 2006, filed February 13, 2007.

10.47	Loan Agreement between Morpheus Financial Corporation and Essential Innovations Technology Corp. dated August 15, 2006	Incorporated by reference from the annual report on Form 10-KSB for the year ended October 31, 2006, filed February 13, 2007.

10.49	Joint Development Agreement by and between Essential Innovations Technology Corp, Dragonfly Capital, and Optimira Energy Canada, Ltd., dated September 6, 2007	This filing.

Item 14.	Code of Ethics
14.01	Code of Ethics	Incorporated by reference from the annual report on Form 10-KSB for the year ended October 31, 2004, SEC File No. 333 106839, filed January 31, 2005.

Item 21.	Subsidiaries of the Registrant
21.01	Schedule of Subsidiaries	Incorporated by reference from the annual report on Form 10-KSB for the year ended October 31, 2006, filed February 13, 2007.

Exhibit Number*	Title of Document	Location

Item 31.	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14	This filing.

31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32.	Section 1350 Certifications
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Peterson Sullivan PLLC for professional services rendered for the audit of our annual consolidated financial statements during the fiscal year ended October 31, 2007, and for the reviews of the consolidated financial statements included in our quarterly reports on Form 10-QSB for that fiscal year were $79,200. The aggregate fees billed by Peterson Sullivan PLLC for professional services rendered for the audit of our annual consolidated financial statements and for the reviews of the consolidated financial statements included in our quarterly reports on Form 10-QSB during the fiscal year ended October 31, 2006, were $47,719.

Audit Related Fees

Peterson Sullivan PLLC did not bill us for any professional services that were reasonably related to the performance of the audit or review of financial statements for either the fiscal year ended October 31, 2007, or the fiscal year ended October 31, 2006, that are not included under Audit Fees above.

Tax Fees

Peterson Sullivan PLLC billed $11,600 and $2,964 for the fiscal years ended October 31, 2007 and 2006, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

Peterson Sullivan PLLC did not perform any services for us or charge any fees other than the services described above for either the fiscal year ended October 31, 2007, or the fiscal year ended October 31, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Date: February 13, 2008	By	/s/ Jason McDiarmid
Jason McDiarmid
Its Principal Executive Officer and
Principal Financial Officer

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: February 13, 2008

/s/ Jason McDiarmid
Jason McDiarmid, Director (Principal Executive Officer and Principal Financial Officer)

/s/ Steve Wuschke
Steve Wuschke, Director
/s/ Peter Bond
Peter Bond, Director
/s/ Salvador Diaz-Verson
Salvador Diaz-Verson, Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NONREPORTING ISSUERS

We did not send any annual report or proxy statement to our stockholders during the fiscal year ended October 31, 2007.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2007

C O N T E N T S

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET	F-2
CONSOLIDATED STATEMENTS OF OPERATIONS	F-3
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(DEFICIT) AND COMPREHENSIVE INCOME (LOSS)	F-4 and F-5
CONSOLIDATED STATEMENTS OF CASH FLOWS	F-6 and F-7
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-8 – F-22

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors

Essential Innovations Technology Corp.

Bellingham, Washington

We have audited the accompanying consolidated balance sheet of Essential Innovations Technology Corp. and Subsidiaries (“the Company”) as of October 31, 2007, and the related consolidated statements of operations, stockholders’ deficit and comprehensive loss, and cash flows for the years ended October 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Essential Innovations Technology Corp. and Subsidiaries as of October 31, 2007, and the results of their operations and their cash flows for the years ended October 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses from operations and has a substantial accumulated deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN PLLC

February 12, 2008

Seattle, Washington

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

CONSOLIDATED BALANCE SHEET

October 31, 2007

Assets
Current Assets
Cash	$14,695
Accounts receivable, net	414,771
Costs and estimated earnings in excess of billings
on uncompleted contracts	9,929
Inventory	160,911
Prepaid expenses	36,520
Total current assets	636,826
Property and equipment, net	85,504
Deposits	10,069
Intangible assets, net	476,366
Other assets	41,495
Total assets	$1,250,260

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$1,299,605
Accrued expenses	334,166
Accrued wages and payroll taxes	189,232
Billings in excess of costs and estimated earnings
on uncompleted contracts	52,156
Loans payable, related parties	88,103
Due to shareholders	213,442
Current portion of long-term debt,
net of unamortized discount of $252,900	1,494,389
Total current liabilities	3,671,093
Long-term Liabilities	--
Total liabilities	3,671,093
Commitments and contingencies (See Note 11)

Stockholders’ Deficit
Preferred stock
$0.001 par value, authorized 10,000,000 shares
issued and outstanding nil shares	-
Common stock
$0.001 par value, authorized 100,000,000 shares
issued and outstanding 45,311,012 shares	45,310
Additional paid-in capital	17,164,175
Accumulated deficit	(19,699,557)
Accumulated other comprehensive income	69,239
Total stockholders’ deficit	(2,420,833)
Total liabilities and stockholders’ deficit	$1,250,260

See Notes to Consolidated Financial Statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended October 31, 2007 and 2006

	2007	2006
Revenue	$2,754,372	$2,335,302
Cost of Sales	1,873,128	1,754,273
Gross Profit	881,244	581,029
Operating expenses:
General and administrative	2,475,413	7,189,958
Impairment loss	2,033,948	41,378
Total operating expenses	4,509,361	7,231,336
Loss from operations	(3,628,117)	(6,650,307)
Other income (expense):
Interest expense	(235,325)	(180,954)
Interest expense, related parties	(10,188)	(3,842)
Amortization of debt discount	(189,660)	(517,440)
Financing costs	(3,911)	(270,423)
Financing costs, related parties	(40,387)	(69,787)
Interest income	817	3,429
Total other income (expense)	(478,654)	(1,039,017)
Net loss	$(4,106,771)	$(7,689,324)
Net loss per share - basic and diluted	$(0.11)	$(0.31)
Weighted average number of shares outstanding	37,748,320	24,571,197

See Notes to Consolidated Financial Statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

For the Years Ended October 31, 2007 and 2006

	Common stock		Additional		Accumulated other	Total
	Number of Shares	Amount	paid-in capital	Accumulated deficit	comprehensive income (loss)	shareholders’ equity (deficit)
Balance October 31, 2006	31,247,886	$ 31,247	$16,006,205	$(15,592,786)	$ (18,638)	$ 426,028

Net loss	--	--	--	(4,106,771)	--	(4,106,771)
Foreign currency translation	--	--	--	--	87,877	87,877
Comprehensive income (loss)	--	--	--	--	--	(4,018,894)

Common stock and warrants issued for cash received	7,560,000	7,560	370,440	--	--	378,000
Common stock issued to related parties for services received	4,265,920	4,266	568,914	--	--	573,180
Common stock issued for services received	415,344	415	55,878	--	--	56,293
Common stock issued on cashless exercise of warrants	1,557,822	1,558	(1,558)	--	--	--
Common stock issued to settle accounts
payable and accrued expenses	214,040	214	47,621	--	--	47,835
Common stock issued for distribution rights	50,000	50	14,950	--	--	15,000
Warrants issued for financings	--	--	3,911	--	--	3,911
Warrants issued to related parties for services received	--	--	40,387	--	--	40,387
Option and warrant modifications	--	--	11,093	--	--	11,093
Options issued for distribution rights	--	--	10,064	--	--	10,064
Options issued to related parties for services received	--	--	16,309	--	--	16,309
Options issued for services received	--	--	29,161	--	--	29,161
Financing costs	--	--	(9,200)	--	--	(9,200)
Balance October 31, 2007	45,311,012	$ 45,310	$17,164,175	$(19,699,557)	$ 69,239	$ (2,420,833)

See Notes to Consolidated Financial Statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

For the Years Ended October 31, 2007 and 2006

	Common stock		Additional		Accumulated other	Total
	Number of Shares	Amount	paid-in capital	Accumulated deficit	comprehensive income (loss)	shareholders’ equity (deficit)
Balance October 31, 2005	19,106,921	$ 19,107	$ 7,817,808	$ (7,903,462)	$ (38,672)	$ (105,219)

Net loss	--	--	--	(7,689,324)	--	(7,689,324)
Foreign currency translation	--	--	--	--	20,034	20,034
Comprehensive income (loss)	--	--	--	--	--	(7,669,290)

Common stock and warrants issued for cash received	3,102,190	3,103	993,010	--	--	996,113
Common stock issued to related parties
for services received	4,514,155	4,514	1,659,884	--	--	1,664,398
Common stock issued to related parties
to settle accrued wages and consulting fees	371,370	371	185,314	--	--	185,685
Common stock issued for services received	1,913,685	1,913	703,203	--	--	705,116
Common stock issued for acquisition of subsidiaries	1,171,230	1,171	502,961	--	--	504,132
Common stock issued on exercise of options	25,000	25	6,225	--	--	6,250
Common stock issued in relation to Geo-Site Rights	225,000	225	112,275	--	--	112,500
Common stock issued to related parties
to repay loans and advances	536,979	537	160,557	--	--	161,094
Common stock issued to repay loans and
consulting fees	220,000	220	65,780	--	--	66,000
Common stock issued for purchase of automobile	61,356	61	15,278	--	--	15,339
Warrants issued in connection with financings	--	--	1,230,423	--	--	1,230,423
Warrants issued to related parties for services	--	--	808,024	--	--	808,024
Warrants issued in settlement of consulting fees	--	--	73,180	--	--	73,180
Warrants issued to related parties for financing	--	--	69,787	--	--	69,787
Options issued to related parties for services received	--	--	1,348,986	--	--	1,348,986
Options issued for services received	--	--	253,510	--	--	253,510
Balance October 31, 2006	31,247,886	$ 31,247	$ 16,006,205	$ (15,592,786)	$ (18,638)	$ 426,028

See Notes to Consolidated Financial Statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended October 31, 2007 and 2006

	2007	2006
Cash Flows from Operating Activities:
Net loss	$ (4,106,771)	$ (7,689,324)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	58,147	44,613
Amortization of intangible assets	42,041	55,417
Amortization of debt discount	189,660	517,440
Impairment loss	2,033,948	41,378
Write off of intangible asset	29,825	--
Loss on disposal of fixed assets	14,564	--
Gain on tenant inducements	(25,830)	(9,938)
Common stock issued for services	56,293	705,116
Common stock issued to related parties for services	573,180	949,797
Options issued for services	29,161	253,510
Options issued to related parties for services	16,309	25,000
Incremental expense for modification of options	11,093	--
Warrants issued for financings	3,911	270,423
Warrants issued to related parties for services	40,387	808,024
Warrants issued to related parties for financing costs	--	69,787
Warrants issued for consulting fees	--	73,180
Changes in assets and liabilities, net of effects of acquired subsidiary
Accounts receivable	282,523	(9,266)
Costs and estimated earnings in excess of revenue	93,054	(102,983)
Inventory	84,068	(127,420)
Prepaid expenses and deposits	86,916	(104,227)
Deposits	--	(614)
Accounts payable	92,354	285,059
Accrued expenses and wages	(6,281)	474,705
Billings in excess of costs and estimated earnings	(195,147)	8,487
Net cash used in operating activities	(596,595)	(1,423,249)
Cash Flows from Investing Activities:
Purchase of property and equipment	(18,598)	(52,633)
Purchase of other assets	(41,495)	(73,549)
Proceeds from disposal of fixed assets	39,837	--
Cash component to acquire subsidiaries	--	(876,063)
Net cash used in investing activities	(20,256)	(1,002,245)
Cash Flows from Financing Activities:
Issuance of common stock and warrants for cash	378,000	996,113
Exercise of options	--	6,250
Proceeds of term loan	--	2,000,000
Repayment of term loan	(58,029)	(199,861)
Proceeds of short-term loan	--	258,000
Repayment of short-term loan	--	(258,000)
Payout of subsidiary debts on acquisition	--	(507,661)
Tenant inducements received	22,635	--
Loans from related parties	--	76,963
Advances from shareholders	137,586	148,671
Financing costs	(9,200)	--
Repayment of finance loans	(4,165)	(6,739)
Net cash provided by financing activities	466,827	2,513,736
Increase (decrease) in cash during the year	(150,024)	88,242
Foreign exchange effect on cash	88,176	(14,006)
Cash at beginning of the year	76,543	2,307
Cash at end of the year	$ 14,695	$ 76,543

See Notes to Consolidated Financial Statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the Years Ended October 31, 2007 and 2006

	2007	2006
Supplementary Cash Flow Information:
Interest paid	$ 183,814	$ 131,261
Income taxes paid	--	--
Non-cash transactions
Common stock issued for geo-site rights	--	112,500
Common stock issued to settle
accounts payable and accrued expenses	47,835	--
Common stock issued to acquire subsidiaries	--	504,132
Warrants issued to secure term loan	--	960,000
Common stock issued to related parties to repay
loans and consulting fees	--	66,000
Common stock issued to related parties to settle
accrued wages and consulting fees	--	185,685
Common stock issued to related parties to repay
loans and advances	--	161,094
Common stock issued for acquisition of automobile	--	15,339
Common stock and options issued to acquire distribution rights	25,064	--

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

Future Operations

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As discussed above, the Company recently emerged from the development stage and it has not yet generated positive cash flows from operations. It is the Company’s intention to raise additional equity to finance the further development of a market for its products until positive cash flows can be generated from its operations. However, there can be no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company. Such limitations could have a material adverse effect on the Company’s business, financial condition or operations, and these consolidated financial statements do not include any adjustment that could result. Failure to obtain sufficient additional funding would necessitate the Company to reduce or limit its operating activities or even discontinue operations.

Basis of Consolidation

These consolidated financial statements include the accounts of Essential Innovations Technology Corp. and its wholly-owned subsidiaries, Essential Innovations Asia Limited (“EIA”), EIC, PGE and ESE. All significant inter-company balances and transactions have been eliminated.

Cash

Cash consists of checking accounts held at financial institutions in Canada and Hong Kong. At times cash balances may exceed insured limits.

Accounts Receivable

Accounts receivable result primarily from installation contracts and the sale of geothermal products and are recorded at their principal amounts. Receivables are considered past due after 30 days. When necessary, the Company provides an allowance for doubtful accounts that is based on a review of outstanding receivables, historical collection information, and current economic conditions. There is an allowance for doubtful accounts of $84,526 at October 31, 2007. Receivables are generally unsecured. At October 31, 2007, two customers accounted for 30% of the net accounts receivable balance.

As of October 31, 2007, accounts receivable totaling $136,886 were in dispute by the Company's customers and the Company has filed certain legal claims in an attempt to recover those amounts. These factors have been considered in the Company's estimate of allowance for doubtful accounts.

Inventory

Inventory consists primarily of raw materials used in the manufacture of geo exchange products which are stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation, unless the estimated future undiscounted cash flows expected to result from either the use of an asset or its eventual disposition is less than its carrying amount in which case an impairment loss is recognized based on the fair value of the asset.

Depreciation of property and equipment is based on the estimated useful lives of the assets and is computed using straight-line and accelerated methods over lives ranging between three and five years. Leasehold improvements are amortized over the shorter of the term of the associated lease or estimated useful life. Repairs and maintenance are charged to expense as incurred. Expenditures that substantially increase the useful lives of existing assets are capitalized.

Goodwill

Goodwill arose upon the acquisition of PGE in March 2006 and represents the excess of cost of acquisition over the fair value of the identifiable assets acquired less liabilities assumed. The Company’s policy is to review the carrying value of goodwill on at least an annual basis and between annual tests if indicators of potential impairment exist and record any impairment at that time.

During the year ended October 31, 2007, the Company reorganized the operations of its PGE subsidiary. In the opinion of the Company’s management, the value of the goodwill recorded upon the acquisition of the subsidiary was eroded and the Company recorded a non-cash impairment charge of $2,033,948 against operations representing a write-off of all goodwill.

Intangible Assets

Intangible assets consist of geo-site rights and intellectual property. Intangible assets with definite lives or bases for productivity are recorded at cost and are amortized over the expected life or productivity base of the asset. Intangible assets with indefinite lives are not amortized but are evaluated periodically for impairment. Management tests intangible assets for impairment at least annually.

Revenue Recognition

Revenues from the sales of geo exchange products are recognized as the sales are made, the price is fixed and determinable, collectibility is probable, and no significant Company obligations with regard to the products remain.

Revenue from construction contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. Because of the inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used may change in the near term. If estimated costs to complete long-term contracts indicate a loss, provision is made in the current period for the total anticipated loss. The lives of contracts entered into are typically twelve months or less, but performance may require two construction seasons.

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in advance of amounts billed. Conversely, the liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents amounts billed in advance of revenues recognized.

Shipping and Handling Expenses

Shipping and handling costs are expensed as incurred. Shipping and handling costs of $19,986 in 2007 and $14,998 in 2006 are included with costs of sales on the accompanying consolidated statements of operations.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising costs of $2,371 in 2007 and $11,678 in 2006 are included in general and administrative expenses on the accompanying consolidated statements of operations.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the years ended October 31, 2007 and 2006, outstanding stock options and warrants are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

Comprehensive Income (Loss)

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the fiscal year. The Company makes estimates for, among other items, percentage of completion method of accounting for revenue from construction contracts, determination of inventory at the lower of cost or market, useful lives for depreciation and amortization, determination of future cash flows associated with impairment testing for goodwill and long-lived assets, determination of the fair value of stock options and warrants, determination of warranty accruals and allowances for doubtful accounts. The Company bases its estimates on historical experience, current conditions and on other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates and assumptions.

Financial Instruments

The Company has the following financial instruments: cash, accounts receivable, accounts payable, accrued expenses and wages, loans payable, and amounts due to stockholders. The carrying value of these financial instruments approximates their fair value due to their liquidity or their short-term nature.

Share-Based Compensation

The Company accounts for its share-based compensation under the provisions of FASB Statement No. 123(R),Share-Based Payment, (“FAS 123R”). The Company adopted FAS 123R as of November 1, 2005, using the modified prospective application method. The adoption of FAS 123R resulted in additional compensation of $1,975,783 being recorded in the year ended October 31, 2006, which resulted in a net effect on basic and diluted loss per share of $(0.08). There was no impact on cash flows.

Note 2. Recent Accounting Pronouncements

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

SFAS No. 157, “Fair Value Measurements” is effective for fiscal years beginning after November 15, 2007. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 changes the definition of fair value, the methods used to measure fair value, and expands disclosures about fair value measurements and emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The adoption of SFAS No. 157 is not expected to impact the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, “Accounting for Income Taxes.”FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 160 is not expected to impact the Company’s consolidated financial statements.

Note 3. Uncompleted Contracts

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:

Costs incurred on uncompleted contracts	$ 59,558
Estimated earnings	293,811
353,369
Billings to date	(395,596)
$ (42,227)

Included in the accompanying balance sheet under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$ 9,929
Billings in excess of costs and estimated earnings on uncompleted contracts	(52,156)
$ (42,227)

Note 4. Property and Equipment, net

Property and equipment consist of the following as of October 31, 2007:

Office furniture and equipment	$ 80,074
Leasehold improvements	55,197
Computer equipment	68,263
Computer software	38,982
242,516
Less accumulated depreciation	(157,012)
$ 85,504

Note 5. Intangible Assets

Intangible assets consist of the following as of October 31, 2007:

Geo-site rights	$ 477,028
Intellectual property	41,379
518,407
Less accumulated amortization	(42,041)
$ 476,366

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

The 225,000 shares issued in 2005 had an aggregate value of $112,500 and during 2006, the Company issued an additional 225,000 shares of the Company’s common stock to make up the deficit. The total cost of $434,987 will be amortized on a pro rata per-unit basis as residential lots are sold. During the year ended October 31, 2007, $42,041 of amortization was recognized.

Intellectual Property

The Company acquired certain proprietary information that provides the basis for the effective implementation and operation of the geo-utility business concept in return for 75,000 fully paid and non-assessable shares of common stock with a fair value of $30,000 and options to purchase 150,000 shares of common stock, 37,500 at $0.75 per share and 37,500 at $1.00 per share exercisable until July 31, 2009 and 37,500 at $1.25 per share and 37,500 at $1.50 per share exercisable until July 31, 2010. These have been recorded at the fair value of $57,496. In addition, the vendor is entitled to a royalty of 2.5% from gross revenue of geo-utility projects in which the Company is directly involved and 0.5% of gross fees from geo-utility projects when the Company provides project management. This intangible asset has an indefinite life. The Company has not earned any gross revenue from geo-utility projects and, accordingly, no royalty expense is included in the accompanying consolidated statements of operations. Management evaluates the asset for impairment on at least an annual basis and recorded an impairment loss of $41,378 during 2006. Management determined that no further impairment occurred in 2007.

Option Rights Agreement

During 2005, the Company obtained the exclusive rights to acquire a new technology within the geothermal heating and cooling and any other heating, ventilating, and air conditioning related application from a director of the Company and his partner, who is the father of the Company’s Chief Executive Officer. This agreement was modified in April 2006 to reduce the cost to exercise the option. The Company paid for this option by issuing 50,000 fully paid and non-assessable shares of its common stock, with a fair value of $25,000 and options to acquire 50,000 shares of the Company’s common stock at a price of $0.75 per share exercisable for five years. These shares and share options were recorded at a fair value of $55,156. During 2007, the Company determined not to exercise this option, and it expired in September 2007. The cost was fully amortized in 2006.

Note 6. Related-Party Transactions and Balances

Loans Payable, Related Parties

During 2003, a director and officer of the Company made an unsecured loan to the Company in the amount of $30,600, due on demand, payable monthly as to interest only at 8%, with the principal to be repaid in full on or before April 1, 2004. In connection with this loan, options were granted which entitle the holder to purchase 50,000 shares of common stock of the Company until 2012: 25,000 at $0.25 per share and 25,000 at $0.50 per share. The fair value of the options of $37,978 was recorded as interest expense during 2003. During 2004, the loan was extended and the Company agreed to pay an additional $6,511 in refinancing costs. The balance remaining at October 31, 2007 is $11,195.

During 2006, two related parties made unsecured loans to the Company totaling $61,191, due September 30, 2006, with interest at 15%. The Company also granted options to purchase 195,000 shares of common stock of the Company until 2011 at $0.30 per share. The fair value of the warrants of $69,787 was recorded as interest expense during 2006. The full amount of $61,191 remains due to these related parties at October 31, 2007.

During 2007, a related party who was an officer of the acquired ESE subsidiary paid off the balance of a finance loan on behalf of the Company. A balance of $15,717 remains outstanding to this related party as of October 31, 2007.

Due to Shareholders

Amounts due to shareholders at October 31, 2007 are unsecured, without specific terms of repayment and non-interest-bearing. During 2006, $161,094 of amounts due to shareholders were settled by issuing 536,979 shares of common stock and warrants to purchase 536,979 shares of common stock at $0.30 per share until 2011, based on the fair value of the shares of common stock at the transaction date. The balance remaining due at October 31, 2007 is $213,442.

Other Related Party Transactions:

•

During 2007 and 2006, the Company incurred consulting fees and related expenses to a company controlled by an officer and director of the Company in the amount of $112,500 and $150,000, respectively. During 2007, $102,500 was converted into 770,000 shares of common stock. In addition, warrants to purchase 50,000 shares of common stock of the Company at $0.25 per share until 2011 were also issued as part of one of the conversions. During 2006, $150,000 of the amount owing plus $37,500 of amounts owing at October 31, 2005, were converted into 575,000 shares of common stock based on the fair value of the shares of common stock at the transaction dates. In addition, warrants to purchase 375,000 shares of common stock of the Company at $0.30 per share until 2011 and 100,000 shares of common stock of the Company at $0.25 per share until 2011 were also issued as part of the conversions. During 2006, the Company granted 250,000 shares of common stock of the Company, with a fair value of $132,500 and options to purchase 250,000 shares of common stock of the Company at $0.53 per share until 2011 and 250,000 shares of common stock of the Company at $0.30 per share until 2011. The balance owing as at October 31, 2007 was $38,029 and is included in shareholder loans on the accompanying consolidated balance sheet.

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

•

During 2007, certain management and directors of the Company converted $452,650 of accrued wages into 3,422,200 shares of common stock of the Company. In addition, warrants to purchase 191,000 shares of common stock of the Company at $0.25 per share until 2011, valued at $32,007, were also issued as part of the conversion. No gain or loss was recorded on these conversions. During 2006 certain management and directors of the Company converted $696,664 of accrued wages into 2,144,212 shares of common stock of the Company and warrants to purchase 1,362,212 shares of common stock of the Company at $0.30 per share until 2011 and 412,000 shares of common stock of the Company at $0.25 per share until 2011.

•	During 2006, the Company issued 61,356 shares of common stock of the Company, with a fair value of $15,339 to a shareholder for the purchase of an automobile.

Note 7. Term Loan

During 2006, the Company arranged term financing of $2 million to complete the acquisition of PGE and ESE. This loan is secured against all assets of the Company and bears interest, payable monthly, at the rate of prime plus 3%, with a minimum interest rate of 8%. During the first half of 2007, the principal repayments were renegotiated and the new principal payments are $30,000 per month from May 2007 to November 2007; $37,500 per month from December 2007 to May 2008; and $62,500 per month from June 2008 until the loan is paid in full. In addition to the monthly payments, the Company is required to pay 30% of annual positive cash flow as additional principal payments. At October 31, 2007, the Company was delinquent in interest payments and other fees of $38,193 and principal payments of $180,000. As a result of such default, all amounts due under the term loan have been reclassified to current on the accompanying consolidated balance sheet.

The Company has recorded a discount against the loan based on the relative fair value of related warrants to purchase 2,919,496 shares of common stock related to the $2 million term loan in the amount of $960,000. As the lender has agreed not to hold more than 4.99% of the Company’s stock at any one time, only that portion of the debt discount equivalent to the exercising of warrants that would equate to 4.99% of the Company’s outstanding stock as of the date of funding was expensed as interest in the amount of $391,000 in the accompanying statements of operations during 2006. The balance of the debt discount is being amortized over 36 months, and related discount amortization of $189,660 and $517,440 for the periods ended October 31, 2007 and 2006, respectively, is included in the accompanying statements of operations.

The following represents payments due under the term loan as renegotiated:

	Principal due	Less discount	Net
Delinquent amounts due	$180,000	$--	$180,000
2008	567,500	189,660	377,840
2009	750,000	63,240	686,760
2010	244,610	--	244,610
Total, term loan	$1,742,110	$252,900	1,489,210
Plus amounts due under finance loans			5,179
Total, current portion of long-term debt,			$1,494,389

Note 8. Share Capital

Preferred Stock

The Company’s authorized capital includes 10,000,000 shares of preferred stock of $0.001 par value. The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

No shares of preferred stock are issued and outstanding as of October 31, 2007.

Common Stock

During 2007, the Company:

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

•	Issued 3,946,400 shares of common stock of the Company at $0.125 per share to related parties for services with a fair value of $493,300.
•	Issued 60,000 shares of common stock of the Company in settlement of $15,000 of amounts owing to a consultant.
•	Issued 20,270 shares of common stock of the Company for payment of services received with a fair value of $6,081.
•	Issued 75,000 shares of common stock of the Company to employees for services with a fair value of $18,750.
•	Issued 25,000 shares of common stock to a consultant for services received with a fair value of $7,500.
•	Issued 390,344 shares of common stock to consultants for services received with a fair value of $48,793.
•	Issued 50,000 shares of common stock of the Company as part consideration for a third party to provide the Company with an agreement for exclusive rights to its technology.
•	Issued 133,770 shares of common stock of the Company in settlement of $26,754 of amounts owing to a supplier.
•	Issued 50,000 warrants with a fair value of $3,911 to cover financing costs.
•	Issued 1,557,822 shares of common stock of the Company in a cashless warrant exercise by the lender of the term loan.

During 2006, the Company:

•	Issued 44,000 shares of common stock and warrants to purchase 44,000 shares of common stock of the Company at $0.50 per share until 2010 for $22,000.
•	Issued 666,250 shares of common stock and warrants to purchase 666,250 shares of common stock of the Company at $0.40 per share until 2010 for $266,500.
•	Issued 15,000 shares of common stock and warrants to purchase 15,000 shares of common stock of the Company at $0.35 per share until 2011 for $5,250.
•	Issued 2,162,541 shares of common stock and warrants to purchase 2,162,541 shares of common stock of the Company at $0.30 per share until 2011 for $648,763.
•	Issued 214,400 shares of common stock and warrants to purchase 214,400 shares of common stock of the Company at $0.25 per share until 2011 for $53,600.
•	Issued 1,284,352 shares of common stock for payment of services with a fair value of $543,616.
•	Issued 371,370 shares of common stock to certain employees for payment of accrued wages and consulting fees in the amount of $185,685.
•	Issued 224,020 shares of common stock to related parties for payments of services with a fair value of $112,010.
•	Issued 1,171,230 shares of common stock with a fair value of $504,133 in connection with acquisition of subsidiaries.
•	Issued 225,000 shares of common stock with a fair value of $112,500 to settle the shortfall in value of shares issued in 2005 with regards to acquisition of geo-site rights.
•	Issued 25,000 shares of common stock upon options being exercised to purchase shares of common stock at $0.25 per share.
•	Issued 1,250,000 shares of common stock to certain management of the Company for contract renewals with a fair value of $662,500.
•	Issued 979,166 shares of common stock to certain employees for payment of accrued wages in the amount of $293,750.

•	Issued 162,612 shares of common stock to certain employees for payments of services with a fair value of $52,984.
•	Issued 444,409 shares of common stock and warrants to purchase 444,409 shares of common stock at $0.30 per share until 2011 to related parties to settle repayment of loans and advances of $133,323.
•	Issued 220,000 shares of common stock and warrants to purchase 116,667 shares of common stock at $0.30 per share until 2011 to settle repayment of loans and consulting fees.
•	Issued 61,356 shares of common stock for the purchase of automotive equipment with a fair value of $15,339.
•	Issued 758,046 shares of common stock and warrants to purchase 758,046 shares of common stock at $0.30 per share until 2011 to related parties for payments of services with a fair value of $227,414.
•	Issued 512,000 shares of common stock and warrants to purchase 512,000 shares of common stock at $0.25 per share until 2011 to related parties for payments of services with a fair value of $128,000.
•	Issue 628,310 shares of common stock to related parties for payments of services with a fair value of $187,741.
•	Issued 629,333 shares of common stock for payments of services with a fair value of $161,500.
•	Issued 92,570 shares of common stock and warrants to purchase 92,570 shares of common stock at $0.30 per share until 2011 to a related party to settle repayment of loans and advances of $27,771.

Stock Purchase Warrants

At October 31, 2007, the Company had reserved shares of common stock for the following outstanding warrants to purchase 16,682,724 shares of the Company’s common stock:

Number of warrants	Exercise Price	Expiry
1,329,882	$ 0.001	2050
300,000	0.01	2011
7,610,000	0.10	2012
967,400	0.25	2011
4,831,732	0.30	2011
115,000	0.35	2010/2011
791,250	0.40	2010/2011
270,000	0.50	2010/2011
317,460	0.63	2011
75,000	0.75	2010
75,000	1.00	2010
16,682,724

During the year ended October 31, 2006, the Company both issued and cancelled options to purchase 5,667,258 shares of the Company’s common stock at $0.001.

During the year ended October 31, 2007, the Company extended the exercise period on certain warrants that were due to expire during the year. Additional stock compensation expense of $1,519 was recorded for this modification to these warrants, as per the requirements of FAS 123R.

Note 9. Stock-Based Compensation

Although the Company does not have a formal stock option plan, it issues stock options to directors, employees, advisors and consultants. Stock options generally have a four- to five-year contractual term, vest immediately and have no forfeiture provisions.

A summary of the Company’s stock options as of October 31, 2007 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at October 31, 2005	6,515,000	$ 0.78
Options exercised	(25,000)	(0.25)
Options issued:
to employees	10,000	0.25
to consultants	125,000	0.40
to employees and directors	1,975,000	0.30
to employees	90,000	0.37
to employees	250,000	0.63
to consultant	250,000	0.50
to employees and directors	1,250,000	0.53
to consultants	304,887	0.30
Outstanding at October 31, 2006	10,744,887	0.63
Options issued:
to employees	75,000	0.26	$ 0.22
to consultants	150,000	0.67	0.19
for exclusive rights	50,000	0.50	0.20
Outstanding at October 31, 2007	11,019,887	0.67

The following table summarizes stock options outstanding at October 31, 2007:

Exercise Price	Number Outstanding at October 31, 2007	Average Remaining Contractual Life (Years)	Number Exercisable at October 31, 2007
$ 0.25	389,750	2.7	389,750
0.26	75,000	4.1	75,000
0.30	2,279,887	3.5	2,279,887
0.37	90,000	3.6	90,000
0.40	125,000	3.4	125,000
0.50	1,237,250	3.1	1,237,250
0.53	1,250,000	3.6	1,250,000
0.63	250,000	3.5	250,000
0.75	1,835,500	4.1	1,835,500
1.00	3,101,250	2.8	3,101,250
1.25	87,500	2.8	87,500
1.50	282,500	2.2	282,500
2.00	16,250	3.0	16,250
	11,019,887		11,019,887
Aggregate Intrinsic Value	$ --		$ --

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options. At October 31, 2007, all outstanding options had exercise prices greater than the Company’s closing stock price on that day, so the aggregate intrinsic value of all outstanding and exercisable options was $0 as of that day. The aggregate intrinsic value changes, based on the fair market value of the Company’s stock.

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model. The assumptions used in calculating the fair value of the options granted in 2007 and 2006 were risk-free interest rate of 5.0%, a 4 to 5-year expected life, a dividend yield of 0.0%, and a stock price volatility factor of 97% to 163%. For the year ended October 31, 2007, the Company recorded $45,471 of stock compensation expense for new stock options granted during the period.

During the year ended October 31, 2007, the Company extended the exercise period on certain options that were due to expire during the year. Additional stock compensation expense of $9,575 was recorded for this modification to these options, as per the requirements of FAS 123R.

Note 10. Income Taxes

No provision for income taxes has been made for the period since the Company incurred net losses.

Deferred Tax Assets

As of October 31, 2007, the Company has net operating losses of approximately $9,670,000 available for future deduction from taxable income derived in the United States which begin to expire in the year 2022. In addition, the Company’s Canadian subsidiary has non-capital losses of approximately US $5,236,000 available for future deductions from taxable income derived in Canada, which begin to expire in 2008. The Company’s Hong Kong subsidiary has non-capital operating losses of approximately US $130,000, which do not expire. The potential benefit of net operating loss carryforwards has not been recognized in the consolidated financial statements since the Company cannot determine that it is more likely than not that such benefit will be utilized in future years. The components of the net deferred tax asset and the amount of the valuation allowance are as follows:

	2007	2006
Deferred tax assets:
Net operating loss carryforwards (expiring through 2025)	$ 5,293,000	$ 3,993,600
Research and development credits	42,000	42,000
Stock compensation expense	467,800	448,500
Capital loss carry forward	37,400	37,400
Valuation allowance	(5,840,200)	(4,521,500)
Net deferred tax assets	$ --	$ --

The difference between the U.S. Statutory Federal tax rate of 34% and the provision for income tax of zero recorded by the Company is primarily attributable to the change in the Company’s valuation allowance against its deferred tax assets and to a lesser extent to the tax rate differential on losses in foreign countries. The change in the valuation allowance was an increase of $1,318,700  for 2007 and an increase of $2,055,500 for 2006. Certain 2006 reconciliation factors have been revised based on changes in current estimates. There is no effect on the 2006 financial statements.

Investment Tax Credits

As of October 31, 2007, the Company’s Canadian subsidiary has investment tax credits of U.S. $42,000 which may be carried forward and used to offset the subsidiary’s future Canadian income tax liabilities. The benefit of these tax credits has not been recognized in the consolidated financial statements and they will begin to expire in 2012.

Note 11. Commitments and Contingencies

Lease Commitments

The Company has an operating lease for office and warehouse space in Surrey, British Columbia, Canada. The Company exercised an option to renew the lease for a two year term in July 2007. The lease expires June 30, 2009, and there is a remaining option to renew the lease for an additional two year term. The Company also has a month-to-month lease for office space in Bellingham, Washington. In addition, the Company leases automobiles and certain equipment. For 2007 and 2006, the Company incurred total rent expense of $128,378 and $123,629, respectively.

The Company has lease commitments for the next several years as follows:

2008	$208,547
2009	148,810
2010	16,750
2011	2,031
Total Commitments	$376,138

Litigation

On November 14, 2007, the defendants in a lawsuit filed by the Company’s ESE subsidiary filed a counterclaim against the Company and several of its officers, alleging breach of contract, wrongful dismissal, defamation, abuse of process, and other claims. The Company believes that the counterclaims are without merit and intends to defend them vigorously as it continues to press its claims that the individual defendants breached their noncompetition agreements with ESE and their fiduciary obligations to it. The Company’s management has determined that no provision for loss is necessary as of October 31, 2007.

Note 12. Segment Information

The Company views its operations in two lines of business – (1) manufacturing and (2) geo exchange design and installation. Summarized financial information by segment for the years ended October 31, 2007 and 2006, as taken from the internal management reports, is as follows:

	Year Ended October 31, 2007	Year Ended October 31, 2006

Revenue
Manufacturing	$ 846,016	$ 414,709
Geo exchange design and installation	1,908,356	1,920,593
	$ 2,754,372	$ 2,335,302
Loss
Manufacturing	$ (821,780)	$ (762,572)
Geo exchange design and installation	(2,313,152)	(164,469)
Corporate	(971,839)	(6,762,283)
	$(4,106,771)	$(7,689,324)
Assets
Manufacturing	$ 823,455	$ 780,590
Geo exchange design and installation	351,459	3,032,654
Corporate	75,346	143,883
	$ 1,250,260	$ 3,957,127

Note 13. Subsequent Events

In December 2007, the Company entered into a subscription agreement and issued 1,000,000 shares of its common stock to an unrelated party for cash of $50,000, or $0.05 per share.