Form 10QSB
period 2008-01-31
ESSENTIAL INNOVATIONS TECHNOLOGY CORP
filed 2008-03-20
CIK 1250897

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 17, 2008, the issuer had one class of common stock, with a par value of $0.001, of which 48,258,210 shares were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

☐	Yes	☒	No

TABLE OF CONTENTS

		Page
	PART I—FINANCIAL INFORMATION

Item 1:	Financial Statements:
	Unaudited Consolidated Balance Sheet as at January 31, 2008	3
	Unaudited Consolidated Statements of Operations for the
	Three Months Ended January 31, 2008 and 2007	4
	Unaudited Consolidated Statement of Stockholders’ Equity (Deficit) and
	Comprehensive Income (Loss) for the Three Months Ended January 31, 2008	5
	Unaudited Consolidated Statements of Cash Flows for the
	Three Months Ended January 31, 2008 and 2007	6
	Notes to Consolidated Financial Statements	7

Item 2:	Management’s Discussion and Analysis or Plan of Operation	14

Item 3:	Controls and Procedures	17

	PART II—OTHER INFORMATION

Item 1:	Legal Proceedings	18

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 6:	Exhibits	18

	Signatures	19

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Consolidated Balance Sheet

January 31, 2008

(Unaudited and in USD)

Assets
Current Assets
Cash	$21,992
Accounts receivable, net	330,346
Costs and estimated earnings in excess of billings on uncompleted contracts	69
Inventory	191,956
Prepaid expenses	25,294
Total current assets	569,657
Property and equipment, net	76,230
Deposits	13,348
Intangible assets, net	457,933
Other assets	60,808
Total assets	$1,177,976

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$1,266,905
Accrued expenses	330,980
Accrued wages and payroll taxes	347,310
Billings in excess of costs and estimated earnings on uncompleted contracts	314
Loans payable, related parties	87,437
Due to shareholders	251,700
Current portion of long-term debt, net of unamortized discount of $205,485	1,541,584
Total current liabilities	3,826,230
Long-term Liabilities	--
Total liabilities	3,826,230
Commitments and contingencies

Stockholders’ Deficit
Preferred stock
$0.001 par value, authorized 10,000,000 shares
issued and outstanding nil shares	--
Common stock
$0.001 par value, authorized 100,000,000 shares
issued and outstanding 46,311,012 shares	46,311
Additional paid-in capital	17,213,174
Accumulated deficit	(19,926,668)
Accumulated other comprehensive income	18,929
Total stockholders’ deficit	(2,648,254)
Total liabilities and stockholders’ deficit	$1,177,976

See Notes to Consolidated Financial Statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Consolidated Statements of Operations

For the Three Months Ended January 31, 2008 and 2007

(Unaudited and in USD)

	Three months ended January 31, 2008	Three months ended January 31, 2007
Revenue	$220,721	$717,622
Cost of revenue	50,085	544,677
Gross profit	170,636	172,945
Operating expenses:
General and administrative	394,674	760,479
Loss from operations	(224,038)	(587,534)
Other income (expense):
Gain from sale of minority interest
in subsidiary	98,226	--
Interest expense	(51,812)	(59,116)
Interest expense, related parties	(2,082)	(3,851)
Amortization of debt discount	(47,415)	(47,415)
Financing costs, related parties	--	(40,387)
Interest income	10	771
Total other expense	(3,073)	(149,998)
Net loss	$(227,111)	$(737,532)
Net loss per share - basic and diluted	$(0.01)	$(0.02)
Weighted average number of shares outstanding	45,952,316	31,695,070

See Notes to Consolidated Financial Statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Consolidated Statement of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss)

For the Three Months Ended January  31, 2008

(Unaudited and in USD)

					Accumulated
	Common stock				other	Total
	Number		Additional	Accumulated	comprehensive	shareholders’
	of Shares	Amount	paid-in capital	deficit	income (loss)	equity (deficit)

Balance October 31, 2007	45,311,012	$ 45,311	$17,164,174	$(19,699,557)	$ 69,239	$(2,420,833)

Net loss	--	--	--	(227,111)	--	(227,111)
Foreign currency translation	--	--	--	--	(50,310)	(50,310)
Comprehensive loss	--	--	--	--	--	(277,421)
Common stock and warrants
issued for cash received	1,000,000	1,000	49,000	--	--	50,000
Balance January 31, 2008	46,311,012	$ 46,311	$17,213,174	$(19,926,668)	$ 18,929	$(2,648,254)

See Notes to Consolidated Financial Statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Consolidated Statements of Cash Flows

For the Three Months Ended January  31, 2008 and 2007

(Unaudited and in USD)

	Three months ended January 31, 2008	Three months ended January 31, 2007
Cash Flows from Operating Activities:
Net loss	$ (227,111)	$ (737,532)
Adjustment to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation of property and equipment	5,684	22,537
Amortization of debt discount	47,415	47,415
Gain on tenant inducements	--	(8,752)
Gain on sale of minority interest in subsidiary	(98,226)	--
Common stock issued for services	--	7,500
Common stock issued to related parties for services	--	79,880
Options issued for services	--	29,161
Options issued to related parties for services	--	16,309
Warrants issued to related parties for services	--	40,387
Changes in assets and liabilities
Accounts receivable	87,930	37,191
Costs and estimated earnings in excess of billings	10,269	38,722
Inventory	(29,756)	88,240
Prepaid expenses and deposits	8,277	47,879
Accounts payable	18,453	333,027
Accrued expenses and wages	161,322	158,189
Billings in excess of costs and estimated earnings	(49,690)	(64,430)
Net cash provided by (used in) operating activities	(65,433)	135,723

Cash Flows from Investing Activities:
Proceeds from disposal of fixed assets	--	2,333
Purchase of property and equipment	(21,071)	(192,516)
Net cash used in investing activities	(21,071)	(190,183)

Cash Flows from Financing Activities:
Issuance of common stock and warrants for cash	50,000	--
Proceeds from sale of minority interest in subsidiary	98,226	--
Repayment of term loan	--	(58,029)
Tenant inducements received	--	22,635
Advances from shareholders	31,867	32,971
Repayment of amounts due to shareholders	(35,982)	--
Net cash provided by (used in) financing activities	144,111	(2,423)

Increase (decrease) in cash during the period	57,607	(56,883)
Foreign exchange effect on cash	(50,310)	(7,736)
Cash at beginning of the period	14,695	76,543
Cash at end of the period	$ 21,992	$ 11,924

Supplementary Cash Flow Information:
Interest paid	$ --	$ --
Income taxes paid	--	--
Non-cash transactions:
Common shares issued to settle accounts payable and accrued expenses	--	47,835
Common stock and options issued to acquire distribution rights	--	25,064

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization

Essential Innovations Technology Corp. (the “Company”) was incorporated under the laws of the state of Nevada on April 4, 2001. The Company’s subsidiary, Essential Innovations Corporation (“EIC”), is engaged in the manufacturing, installation, and distribution of the “EI Elemental Heat Energy System” family of geo exchange heat products and technology in North America, though its sales to date are primarily in western Canada. On March 6, 2006, the Company acquired all of the issued and outstanding shares of Pacific Geo Exchange Inc. (“PGE”) and its wholly owned subsidiary, Earth Source Energy Inc. (“ESE”), which is engaged in the design and installation of geo exchange systems in western Canada. Effective February 1, 2005, the Company had sales of its developed products and management determined that the Company had emerged from the development stage.

Future Operations

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet generated positive cash flows from operations. It is the Company’s intention to raise additional equity to finance the further development of a market for its products until positive cash flows can be generated from its operations. However, there can be no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company. Such limitations could have a material adverse effect on the Company’s business, financial condition, or operations, and these consolidated financial statements do not include any adjustment that could result. Failure to obtain sufficient additional funding would necessitate the Company to reduce or limit its operating activities or even discontinue operations.

Basis of Consolidation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with SEC instructions. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for such interim period. The results reported in these interim consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2007.

These consolidated financial statements include the accounts of Essential Innovations Technology Corp. and its wholly owned subsidiaries, EIC, PGE, and ESE, as well as its majority-owned subsidiary, Essential Innovations Asia Limited (“EIA”). All significant inter-company balances and transactions have been eliminated.

Cash

Cash consists of checking accounts held at financial institutions in Canada and Hong Kong. At times, cash balances may exceed insured limits.

Accounts Receivable

Accounts receivable result primarily from installation contracts and the sale of geothermal products and are recorded at their principal amounts. Receivables are considered past due after 30 days. When necessary, the Company provides an allowance for doubtful accounts that is based on a review of outstanding receivables, historical collection information, and current economic conditions. There is an allowance for doubtful accounts of $80,944 at January 31, 2008. Receivables are generally unsecured. At January 31, 2008, two customers accounted for 30% of the net accounts receivable balance.

As of January 31, 2008, accounts receivable totaling $161,229 were in dispute by the Company’s customers, and the Company has filed certain legal claims in an attempt to recover those amounts. These factors have been considered in the Company’s estimate of allowance for doubtful accounts.

Inventory

Inventory consists primarily of raw materials used in the manufacture of geo exchange products, which are stated at the lower of cost (first-in, first-out method) or market.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the three-month periods ended January 31, 2008 and 2007, outstanding stock options and warrants are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Foreign Operations and Currency Translation

The Company translates foreign assets and liabilities of its subsidiaries, other than those denominated in U.S. dollars, at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange throughout the period. Gains or losses from these translations are reported as a separate component of other comprehensive income (loss), until all or a part of the investment in the subsidiaries is sold or liquidated. The translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in general and administrative expenses.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the fiscal year. The Company makes estimates for, among other items, percentage of completion method of accounting for revenue from construction contracts, determination of inventory at the lower of cost or market, useful lives for depreciation and amortization, determination of future cash flows associated with impairment testing for goodwill and long-lived assets, determination of the fair value of stock options and warrants, determination of warranty accruals, and allowances for doubtful accounts. The Company bases its estimates on historical experience, current conditions, and on other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates and assumptions.

Note 2. Uncompleted Contracts

Costs, estimated earnings, and billings on uncompleted contracts as of January 31, 2008, are summarized as follows:

Costs incurred on uncompleted contracts	$96,100
Estimated earnings	105,079
201,179
Billings to date	(201,424)
$(245)

Included in the accompanying balance sheet under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$69
Billings in excess of costs and estimated earnings on uncompleted contracts	(314)
$(245)

Note 3. Property and Equipment, net

Property and equipment consist of the following as of January 31, 2008:

Office furniture and equipment		$76,681
Leasehold improvements		52,857
Computer equipment		65,371
Computer software		37,372
		232,281
Less accumulated depreciation		(156,051)
Property and equipment, net	$	$ 76,230

Note 4. Intangible Assets

Intangible assets consist of the following as of January 31, 2008:

Geo-site rights (finite-lived)	$458,595
Intellectual property (indefinite-lived)	41,379
499,974
Less accumulated amortization	(42,041)
Intangible assets, net	$457,933

Geo-Site Rights

During 2005, the Company acquired the exclusive rights to provide a geo-field operating lease and to supply its heating and cooling units to a new residential subdivision in Westbank, British Columbia, for 225,000 shares of the Company’s common stock with a fair value of $225,000 and options, with a fair value of $47,468, exercisable until 2010, redeemable for 150,000 shares of the Company’s common stock, 75,000 at $0.75 per share and 75,000 at $1.00 per share. The Company guaranteed that the 225,000 shares of the Company’s common stock would have an aggregate fair market value of at least $225,000 one year after issuance, and if the aggregate fair market value is less than $225,000, the Company would issue additional shares of common stock to make the aggregate value $225,000.

The 225,000 shares issued in 2005 had an aggregate value of $112,500 and during 2006, the Company issued an additional 225,000 shares of the Company’s common stock to make up the deficit. The total cost of $434,987 will be amortized on a pro rata per-unit basis as residential lots are sold. During the year ended October 31, 2007, $42,041 of amortization was recognized. No additional amortization was recognized during the period ended January 31, 2008, as no additional lots were sold during that time.

Intellectual Property

The Company acquired certain proprietary information that provides the basis for the effective implementation and operation of the geo-utility business concept in return for 75,000 fully paid and nonassessable shares of common stock with a fair value of $30,000 and options to purchase 150,000 shares of common stock, 37,500 at $0.75 per share and 37,500 at $1.00 per share exercisable until July 31, 2009, and 37,500 at $1.25 per share and 37,500 at $1.50 per share exercisable until July 31, 2010. These have been recorded at the fair value of $57,496. In addition, the vendor is entitled to a royalty of 2.5% from gross revenue of geo-utility projects in which the Company is directly involved and 0.5% of gross fees from geo-utility projects when the Company provides project management. This intangible asset has an indefinite life. The Company has not earned any gross revenue from geo-utility projects and, accordingly, no royalty expense is included in the accompanying consolidated statements of operations. Management evaluates the asset for impairment on at least an annual basis and recorded an impairment loss of $41,378 during 2006. No further impairment occurred in 2007 or in the first three months of 2008.

Note 5. Related-Party Transactions and Balances

Loans Payable, Related Parties

During 2003, a director and officer of the Company made an unsecured loan to the Company in the amount of $30,600, due on demand, interest only payable monthly at 8%, with the principal to be repaid in full on or before April 1, 2004. In connection with this loan, options were granted which entitled the holder to purchase 50,000 shares of common stock of the Company until 2012: 25,000 at $0.25 per share and 25,000 at $0.50 per share. The fair value of the options of $37,978 was recorded as interest expense during 2003. During 2004, the loan was extended and the Company agreed to pay an additional $6,511 in refinancing costs. The balance remaining at January 31, 2008, is $11,195.

During 2006, two related parties made unsecured loans to the Company totaling $61,191, due September 30, 2006, with interest at 15%. The Company also granted options to purchase 195,000 shares of common stock of the Company until 2011 at $0.30 per share. The fair value of the warrants of $69,787 was recorded as interest expense during 2006. The full amount of $61,191 remains due to these related parties at January 31, 2008, as well as accrued interest in the amount of $12,764.

During 2007, a former officer of the acquired ESE subsidiary paid off the balance of $15,051 of a finance loan on behalf of the Company. The Company has accrued that amount for reimbursement of the former officer.

Due to Shareholders

Amounts due to shareholders in the amount of $251,700 at January 31, 2008, are unsecured, without specific terms of repayment and are non-interest-bearing.

Note 6. Term Loan

During 2006, the Company arranged term financing of $2 million to complete the acquisition of PGE and ESE. This loan is secured against all assets of the Company and bears interest, payable monthly, at the rate of prime plus 3%, with a minimum interest rate of 8%. During the first half of 2007, the principal repayments were renegotiated and the new principal payments are $30,000 per month from May 2007 to November 2007; $37,500 per month from December 2007 to May 2008; and $62,500 per month from June 2008 until the loan is paid in full. In addition to the monthly payments, the Company is required to pay 30% of annual positive cash flow as additional principal payments. At January 31, 2008, the Company was delinquent in interest payments and other fees of $85,148 and principal payments of $285,000. As a result of such default, all amounts due under the term loan have been reclassified to current on the accompanying consolidated balance sheet.

The Company has recorded a discount against the loan based on the relative fair value of related warrants to purchase 2,919,496 shares of common stock related to the $2 million term loan in the amount of $960,000. As the lender has agreed not to hold more than 4.99% of the Company’s stock at any one time, only that portion of the debt discount equivalent to the exercising of warrants that would equate to 4.99% of the Company’s outstanding stock as of the date of funding was expensed as interest in the amount of $391,000 in the accompanying statements of operations during 2006. The balance of the debt discount is being amortized over 36 months, and related discount amortization of $47,415 and $47,415 for the periods ended January 31, 2008 and 2007, respectively, is included in the accompanying statements of operations.

The following represents payments due under the term loan as renegotiated as if the default had not occured:

	Principal due	Less discount	Net
Delinquent amounts due	$285,000	$--	$285,000
February 2008 – January 2009	650,000	189,660	460,340
February 2009 – January 2010	750,000	15,825	734,175
February 2010	57,110	--	57,110
Total term loan	$1,742,110	$205,485	1,536,625
Plus amounts due under finance loans			4,959
Total current portion of long-term debt			$1,541,584

Note 7. Share Capital

Preferred Stock

The Company’s authorized capital includes 10,000,000 shares of preferred stock of $0.001 par value. The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

No shares of preferred stock are issued and outstanding as of January 31, 2008.

Common Stock

During the three months ended January 31, 2008, the Company issued 1,000,000 shares of common stock of the Company and warrants to purchase 1,000,000 shares of common stock of the Company at $0.10 per share for total proceeds of $50,000. The proceeds allocated to warrants based on their relative fair value were $22,100.

Stock Purchase Warrants

At January 31, 2008, the Company had reserved shares of common stock for the following outstanding warrants to purchase 17,682,724 shares of the Company’s common stock:

Number of warrants	Exercise Price	Expiry
1,329,882	$ 0.001	2050
300,000	0.01	2011
8,610,000	0.10	2012
967,400	0.25	2011
4,831,732	0.30	2011
115,000	0.35	2010/2011
791,250	0.40	2010/2011
270,000	0.50	2010/2011
317,460	0.63	2011
75,000	0.75	2010
75,000	1.00	2010
17,682,724

Note 8. Minority Interest – Sale of Subsidiary Common Stock

On January 15, 2008, the Company sold a minority interest of 12.5% in its wholly owned subsidiary EIA, for cash proceeds of $98,226, resulting in a gain of $98,226. At the date of sale, liabilities of EIA exceeded its assets, therefore the amount of gain recorded has been limited to the proceeds and no value was allocated to the minority interest.

Note 9. Stock-Based Compensation

Although the Company does not have a formal stock option plan, it issues stock options to directors, employees, advisors, and consultants. Stock options generally have a four- to five-year contractual term, vest immediately, and have no forfeiture provisions. No new options were granted during the three months ended January 31, 2008.

The following table summarizes stock options outstanding at January 31, 2008:

Exercise Price	Number Outstanding at January 31, 2008	Average Remaining Contractual Life (Years)	Number Exercisable at January 31, 2008
$0.25	389,750	2.3	389,750
0.26	75,000	3.8	75,000
0.30	2,279,887	3.3	2,279,887
0.37	90,000	3.3	90,000
0.40	125,000	3.2	125,000
0.50	1,237,250	2.9	1,237,250
0.53	1,250,000	3.3	1,250,000
0.63	250,000	3.2	250,000
0.75	1,835,500	3.8	1,835,500
1.00	3,101,250	2.6	3,101,250
1.25	87,500	2.6	87,500
1.50	282,500	1.9	282,500
2.00	16,250	2.8	16,250
	11,019,887		11,019,887
Aggregate Intrinsic Value	$ --		$ --

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options. At January 31, 2008, all outstanding options had exercise prices greater than the Company’s closing stock price on that day, so the aggregate intrinsic value of all outstanding and exercisable options was $0 as of that day. The aggregate intrinsic value changes based on the fair market value of the Company’s stock.

Note 10. Segment Information

The Company views its operations in two lines of business – (1) manufacturing and (2) geo exchange design and installation. Summarized financial information by segment for the three months ended January 31, 2008 and 2007, as taken from the internal management reports, is as follows:

	Three Months Ended January 31, 2008	Three Months Ended January 31, 2007

Revenue
Manufacturing	$93,962	$153,474
Geo exchange design and installation	126,759	564,148
	$220,721	$717,622
Loss
Manufacturing	$(149,670)	$(183,808)
Geo exchange design and installation	(9,918)	(205,992)
Corporate	(67,523)	(347,732)
	$(227,111)	$(737,532)
Assets
Manufacturing	$783,781	$716,764
Geo exchange design and installation	328,253	3,048,683
Corporate	65,942	80,295
	$1,177,976	$3,845,742

Note 11. Subsequent Events

Subsequent to January 31, 2008, the Company:

•

Agreed to an amendment to its service agreement to provide a geo-field operating lease and to supply its heating and cooling units to a new residential subdivision in Westbank, British Columbia. The agreement was amended from a geo exchange mandated model to a geo exchange optional model, which means that buyers in the subdivision are now entitled to choose whether they want to utilize the geo exchange option provided by the Company.

•	Entered into private placement agreements to issue a total of 1,947,198 shares of the Company’s common stock for cash of approximately $80,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements for the three-month periods ended January 31, 2008 and 2007, and our annual report on Form 10-KSB for the year ended October 31, 2007, including the financial statements and notes thereto.

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

Introduction

Management believes that the most significant information related to our financial condition relates to our focusing our attention on manufacturing of geothermal heat exchange systems and redefining our efforts in relation to their design and installation. As a result, our revenues, expenses, and net loss have been reduced substantially. We expect our revised approach to offer more consultative geoexchange project services as it relates to design and installation to continue, and we anticipate that our focus on manufacturing will continue to improve our financial performance. Management notes, however, that we still have substantial liabilities, continue to incur a net loss, and will require substantial additional capital in order to continue.

Results of Operations

Comparison of the Three Months Ended January 31, 2008,

with the Three Months Ended January 31, 2007

We had a net loss of $227,111, or $0.01 per share, for the three-month period ended January 31, 2008, as compared with a net loss of $737,532, or $0.02 per share, for the three-month period ended January 31, 2007. This reduction of our net loss by approximately 69% is the result of our overall efforts to refocus our business primarily on our manufacturing subsidiary. This refocus has included, among other things, the sourcing of some of our key components via a new, less expensive supplier chain. At the same time, we have redefined our efforts for our design and installation services by now operating this portion of our business in much more of a consulting role, rather than in the role of a traditional contracting business, which requires us to carry far less internal overhead.

We have generated gross revenue of $220,721 with related costs of revenue of $50,085 for the three months ended January 31, 2008, as compared to gross revenues of $717,622 and costs of revenue of $544,677 for the three months ended January 31, 2007. Along with a significant decrease in our net loss for the period, there has also been a decrease in revenue as compared to the comparable period of the prior year. This is due to the fact that as we have made necessary changes to the internal operational focus of our organization to align with the business changes described above, at the same time we had to slow down our active sales and project cycles in order to properly facilitate and manage such positive changes to our business.

Our operating expenses for the three months ended January 31, 2008, were $394,674, as compared to $760,479 for the comparable period in 2007, a decrease of 48%. This reflects a substantial decrease in our internal overhead costs, primarily due to a 60% reduction in the number of human resources as compared to the prior year period. Additionally, there was a reduction in stock-based compensation costs by $48,778 for the three months ended January 31, 2008, as compared to the prior year period.

Liquidity and Capital Resources

As of January 31, 2008, our current assets stood at $569,657, as compared to $636,826 at October 31, 2007. This decrease in current assets was primarily due to a decrease in accounts receivable outstanding. As of January 31, 2008, our current liabilities were $3,826,230, as compared to $3,671,093 at October 31, 2007. This increase in current liabilities was primarily due to an increase in accrued wages. We had no outstanding long-term liabilities at either January 31, 2008, or October 31, 2007. Operating activities for the three months ended January 31, 2008, utilized cash flow of $65,433, as compared to providing operating cash of $135,723 for the three months ended January 31, 2007. This change in cash (used in) provided by operating activities was primarily a result of a much larger increase in accounts payable in the prior year period, as well as $173,237 in non-cash expenses for common stock, options, and warrants issued in the prior year period in lieu of cash.

Net cash spent on investing activities was $21,071 during the three months ended January 31, 2008, as compared to $190,183 during the three months ended January 31, 2007, because we had spent more in the prior year period for fixed assets associated with our revenue-producing activities.

Net cash of $141,111 was provided by financing activities during the three months ended January 31, 2008, which includes $98,226 proceeds from the sale of a minority interest in EIA, $50,000 from the sale of stock, and net repayments to stockholders of $4,115, as compared to net cash of $2,423 used during the comparable three months ended January 31, 2007, which was a result of $58,029 paid down on a term loan, $22,635 received for tenant inducements, and advances from stockholders of $32,971.

Our current balances of cash will not meet our working capital and capital expenditure needs for the whole of the current year. Because we are not currently generating sufficient cash to fund our operations, we will need to rely on external financing to meet future capital and operating requirements. Any projections of future cash needs and cash flows are subject to substantial uncertainty. Our capital requirements depend upon several factors, including the rate of market acceptance, our ability to get to production and generate revenues, our level of expenditures for production, marketing, and sales, purchases of equipment, and other factors. We can make no assurance that financing will be available in amounts or on terms acceptable to us, if at all. Further, if we issue equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences, or privileges senior to those of existing holders of common stock, and debt financing, if available, may involve restrictive covenants that could restrict our operations or finances. If we cannot raise funds, when needed, on acceptable terms, we may not be able to continue our operations, grow market share, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, all of which could negatively impact our business, operating results, and financial condition.

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of January 31, 2008, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of January 31, 2008, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In February 2008, we filed a defense and a counterclaim to a counterclaim filed against us and certain of our officers, in the suit our subsidiary, Earth Source Energy, Inc., had filed against Lynn Mueller, Mark McCooey, and Free Energy Solutions in the Supreme Court of British Columbia (SCBC Vancouver Registry No. S074136). Our new claim is based on the expectation of recovery of a liquidated damage contractually available to us of $500,000 CAD due to the fact that our prior termination of Lynn Mueller was made with grounds for just cause.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2007, we issued 1,000,000 shares of our common stock and warrants to purchase an additional 1,000,000 shares of our common stock at an exercise price of $0.10 per share to one purchaser for cash of $50,000, or $0.05 per share. The purchaser was provided the opportunity to ask questions directly of our management. No general solicitation was used and the recipient of the common stock acknowledged in writing that the securities constituted restricted securities and consented to a restrictive legend on the certificates to be issued. This transaction was made in reliance on the exemption from registration in Section 4(2) of the Securities Act for transactions not involving any public offering.

In February 2008, we issued an aggregate of 1,947,198 shares of common stock to eight purchasers at prices ranging from $0.025 to $0.05 per share, for aggregate proceeds of approximately $80,000. No general solicitation was used and the transactions were negotiated directly with our executive officers. The recipients of the common stock represented in writing that they were not residents of the United States, acknowledged in writing that the securities constituted restricted securities, and consented to a restrictive legend on the certificates to be issued. These transactions were made in reliance on Regulation S.

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Attached

Item 32	Section 1350 Certifications
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)	Attached

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

Registrant

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Date: March 19, 2008	By:	/s/ Jason McDiarmid
Jason McDiarmid, President and
Chief Executive Officer and Chief Financial Officer