Form 10QSB
period 2008-04-30
ESSENTIAL INNOVATIONS TECHNOLOGY CORP
filed 2008-06-23
CIK 1250897

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2008

Commission File Number 000-53119

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 17, 2008, the issuer had one class of common stock, with a par value of $0.001, of which 68,628,998 shares were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

☐	Yes	☒	No

TABLE OF CONTENTS

		Page
	PART I—FINANCIAL INFORMATION

Item 1:	Financial Statements:
	Unaudited Consolidated Balance Sheet as of April 30, 2008	1
	Unaudited Consolidated Statements of Operations for the
	Three and Six Months Ended April 30, 2008 and 2007	2
	Unaudited Consolidated Statement of Stockholders’ Equity (Deficit) and
	Comprehensive Income (Loss) for the Six Months Ended April 30, 2008	3
	Unaudited Consolidated Statements of Cash Flows for the
	Six Months Ended April 30, 2008 and 2007	4
	Notes to Consolidated Financial Statements	6

Item 2:	Management’s Discussion and Analysis or Plan of Operation	14

Item 3:	Controls and Procedures	15

	PART II—OTHER INFORMATION

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 6:	Exhibits	16

	Signatures	16

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Consolidated Balance Sheet

April 30, 2008

(Unaudited and in USD)

Assets
Current Assets
Cash	$--
Accounts receivable, net	310,796
Costs and estimated earnings in excess of billings on uncompleted contracts	22,971
Inventory	150,177
Prepaid expenses	190,102
Total current assets	674,046
Property and equipment, net	69,435
Deposits	13,191
Intangible assets, net	337,337
Other assets	59,820
Total assets	$1,153,829

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$1,213,706
Accrued expenses	337,408
Accrued wages and payroll taxes	400,965
Billings in excess of costs and estimated earnings on uncompleted contracts	47,700
Loans payable, related parties	87,193
Due to shareholders	302,993
Current portion of long-term debt, net of unamortized discount of $158,070	1,588,918
Total current liabilities	3,978,883
Long-term Liabilities	--
Total liabilities	3,978,883
Commitments and contingencies

Stockholders’ Deficit
Preferred stock
$0.001 par value, 10,000,000 shares authorized
no issued and outstanding shares	--
Common stock
$0.001 par value, 100,000,000 shares authorized
64,365,950 issued and outstanding shares	64,366
Additional paid-in capital	18,107,755
Accumulated deficit	(21,034,224)
Accumulated other comprehensive income	37,049
Total stockholders’ deficit	(2,825,054)
Total liabilities and stockholders’ deficit	$1,153,829

See Notes to Consolidated Financial Statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Consolidated Statements of Operations

For the Three and Six Months Ended April 30, 2008 and 2007

(Unaudited and in USD)

	Three months ended April 30, 2008	Three months ended April 30, 2007	Six months ended April 30, 2008	Six months ended April 30, 2007
Revenue	$ 226,784	$ 663,323	$ 447,505	$ 1,380,945
Cost of revenue	130,076	504,499	180,16	1,049,176
Gross profit	96,708	158,824	267,344	331,769
Operating expenses:
General and administrative	846,416	528,254	1,241,090	1,288,733
Impairment loss	115,856	2,033,948	115,856	2,033,948
Total operating expenses	962,272	2,562,202	1,356,946	3,322,681
Loss from operations	(865,564)	(2,403,378)	(1,089,602)	(2,990,912)
Other income (expense):
Gain from sale of minority interest in
subsidiary	--	--	98,226	--
Interest expense	(51,635)	(58,033)	(103,447)	(117,149)
Interest expense, related parties	(142,945)	(2,080)	(145,027)	(5,931)
Amortization of debt discount	(47,415)	(47,415)	(94,830)	(94,830)
Financing costs, related parties	--	(3,911)	--	(44,298)
Interest income	3	--	13	771
Total other expense	(241,992)	(111,439)	(245,065)	(261,437)
Net loss	$ (1,107,556)	$ (2,514,817)	$ (1,334,667)	$ (3,252,349)
Net loss per share - basic and diluted	$ (0.02)	$ (0.07)	$ (0.03)	$ (0.10)
Weighted average number of shares
outstanding	52,226,851	36,856,446	49,549,614	33,238,509

See Notes to Consolidated Financial Statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Consolidated Statement of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss)

For the Six Months Ended April 30, 2008

(Unaudited and in USD)

					Accumulated
	Common stock				other	Total
	Number		Additional	Accumulated	comprehensive	shareholders’
	of Shares	Amount	paid-in capital	deficit	income (loss)	equity (deficit)

Balance October 31, 2007	45,311,012	$ 45,311	$ 17,164,174	$ (19,699,557)	$ 69,239	$ (2,420,833)

Net loss	--	--	--	(1,334,667)	--	(1,334,667)
Foreign currency translation	--	--	--	--	(32,190)	(32,190)
Comprehensive loss	--	--	--	--	--	(1,366,857)

Common stock and warrants issued for cash received	4,807,198	4,807	208,495	--	--	213,302
Common stock issued for services	5,625,000	5,625	288,125	--	--	293,750
Common stock issued for debt payoff extensions	2,347,740	2,348	138,517	--	--	140,865
Common stock issued for employee bonuses	6,275,000	6,275	307,475	--	--	313,750

Stock compensation expense	--	--	969	--	--	969
Balance April 30, 2008	64,365,950	$ 64,366	$ 18,107,755	$ (21,034,224)	$ 37,049	$ (2,825,054)

See Notes to Consolidated Financial Statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Consolidated Statements of Cash Flows

For the Six Months Ended April 30, 2008 and 2007

(Unaudited and in USD)

	Six months ended April 30, 2008	Six months ended April 30, 2007
Cash Flows from Operating Activities:
Net loss for the period	$ (1,334,667)	$ (3,252,349)
Adjustment to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation of property and equipment	11,288	34,597
Amortization of debt discount	94,830	94,830
Gain on tenant inducements	--	(18,831)
Gain on sale of minority interest in consolidated subsidiary	(98,226)	--
Common stock issued for services	133,958	7,500
Common stock issued to related parties for services	--	79,880
Common stock issued to related party creditors for debt payoff extensions	140,865	--
Common stock issued to employees for bonus	313,750	--
Options issued for services	--	29,161
Options issued to related parties for services	--	16,309
Options issued to employees for bonus	969	--
Warrants issued to related parties for services	--	40,387
Warrants issued for financings	--	3,911
Impairment charge	115,587	2,033,948
Changes in assets and liabilities:
Accounts receivable	110,124	(247,907)
Costs and estimated earnings in excess of billings	(12,271)	100,237
Inventory	11,369	107,814
Prepaid expenses and deposits	3,271	69,146
Accounts payable	(36,545)	447,751
Accrued expenses and wages	227,687	410,993
Billings in excess of costs and estimated earnings	(4,192)	75,733
Net cash provided by (used in) operating activities	(322,203)	33,110

Cash Flows from Investing Activities:
Additional costs of revenue producing assets	(20,729)	(236,986)
Purchase of property and equipment	--	(13,642)
Net cash used in investing activities	(20,729)	(250,628)

Cash Flows from Financing Activities:
Issuance of common stock and warrants for cash	213,302	148,340
Proceeds from sale of minority interest in subsidiary	98,226	--
Repayment of term loan		(58,029)
Tenant inducements received		22,635
Advances from shareholders	103,350	60,981
Repayment of shareholder loans	(54,451)	--
Repayment of finance loans	--	(4,568)
Net cash provided by (used in) financing activities	360,427	(169,359)

Increase (decrease) in cash during the period	17,495	(48,159)
Foreign exchange effect on cash	(32,190)	97
Cash at beginning of the period	14,695	76,543
Cash at end of the period	$ --	$ 28,481

See Notes to Consolidated Financial Statements.

Supplementary Cash Flow Information:
Interest paid	$ 71,000	$ --
Income taxes paid	--	$ --
Non-cash transactions:
Common shares issued to settle accounts payable and accrued expenses	--	$ 47,835
Common stock and options issued to acquire distribution rights	--	$ 35,128
Common stock and options issued as bonuses	$ 314,719
Common stock issued for services	$ 293,750
Common stock issued to related party creditors for debt payoff extensions	$ 140,865

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization

Essential Innovations Technology Corp. (the “Company”) was incorporated under the laws of the state of Nevada on April 4, 2001. The Company’s subsidiary, Essential Innovations Corporation (“EIC”), is engaged in the manufacturing and distribution of the “EI Elemental Heat Energy System” family of geoexchange heat pump products and technology for global markets, though its sales to date are primarily in western Canada. On March 6, 2006, the Company acquired all of the issued and outstanding shares of Pacific Geoexchange Inc. (“PGE”) and its wholly owned subsidiary, Earth Source Energy Inc. (“ESE”), which was engaged in the design and installation of geoexchange systems in western Canada and currently acts as a geoexchange project consulting company.

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

Cash

Cash consists of checking accounts held at financial institutions in Canada, the United States, and Hong Kong. At times, cash balances may exceed insured limits.

Accounts Receivable

Accounts receivable result primarily from installation contracts and the sale of geothermal products and are recorded at their principal amounts. Receivables are considered past due after 30 days. When necessary, the Company provides an allowance for doubtful accounts that is based on a review of outstanding receivables, historical collection information, and current economic conditions. There is an allowance for doubtful accounts of $79,629 at April 30, 2008. Receivables are generally unsecured. At April 30, 2008, two customers accounted for nearly 44% of the net accounts receivable balance.

As of April 30, 2008, accounts receivable totaling $161,229 were in dispute by the Company’s customers, and the Company has filed certain legal claims in an attempt to recover those amounts. These factors have been considered in the Company’s estimate of allowance for doubtful accounts.

Inventory

Inventory consists primarily of raw materials used in the manufacture of geoexchange products, which are stated at the lower of cost (first-in, first-out method) or market.

Revenue Recognition

Revenues from the sales of geoexchange products are recognized as the sales are made, the price is fixed and determinable, collectibility is probable, and no significant Company obligations with regard to the products remain.

Revenue from geoexchange installation contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. Because of the inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used may change in the near term. If estimated costs to complete long-term contracts indicate a loss, provision is made in the current period for the total anticipated loss. The lives of contracts entered into are typically twelve months or less, but performance may require two construction seasons.

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in advance of amounts billed. Conversely, the liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents amounts billed in advance of revenues recognized.

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the three- and six-month periods ended April 30, 2008 and 2007, outstanding stock options and warrants are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Note 2. Uncompleted Contracts

Costs, estimated earnings, and billings on uncompleted contracts as of April 30, 2008, are summarized as follows:

Costs incurred on uncompleted contracts	$ 134,520
Estimated earnings	(437,716)
(303,196)
Billings to date	278,467
$ (24,729)

Included in the accompanying balance sheet under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$ 22,971
Billings in excess of costs and estimated earnings on uncompleted contracts	(47,700)
$ (24,729)

Note 3. Property and Equipment, net

Property and equipment consist of the following as of April 30, 2008:

Office furniture and equipment	$ 75,435
Leasehold improvements	51,998
Computer equipment	64,309
Computer software	36,782
228,524
Less accumulated depreciation	(159,089)
Property and equipment, net	$ 69,435

Note 4. Intangible Assets

Intangible assets consist of the following as of April 30, 2008:

Geo-site rights (finite-lived)	$ 337,999
Intellectual property (indefinite-lived)	41,379
379,378
Less accumulated amortization	(42,041)
Intangible assets, net	$ 337,337

During the period ended April 30, 2007, the Company reorganized the operations of its PGE subsidiary. In the opinion of the Company’s management, the value of the goodwill recorded upon the acquisition of the subsidiary was eroded and the Company recorded a non-cash impairment charge of $2,033,948 against operations representing a write-off of all goodwill.

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

The 225,000 shares issued in 2005 had an aggregate value of $112,500 and during 2006, the Company issued an additional 225,000 shares of the Company’s common stock to make up the deficit. The total cost of $434,987 will be amortized on a pro rata per-unit basis as residential lots are sold. During the year ended October 31, 2007, $42,041 of amortization was recognized. No additional amortization was recognized during the year-to-date period ended April 30, 2008, as no additional lots were sold during that time.

In February 2008, the Company agreed to an amendment to its service agreement with regard to its geo-field operating lease. The agreement was amended from a geoexchange mandated model to a geoexchange optional model, which means that buyers in the subdivision are now entitled to choose whether they want to utilize the geoexchange option provided by the Company. As a result of this amendment, an impairment charge to the geo-site rights intangible asset was recorded in the amount of $115,856.

Intellectual Property

The Company acquired certain proprietary information that provides the basis for the effective implementation and operation of the geo-utility business concept in return for 75,000 fully paid and nonassessable shares of common stock with a fair value of $30,000 and options to purchase 150,000 shares of common stock, 37,500 at $0.75 per share and 37,500 at $1.00 per share exercisable until July 31, 2009, and 37,500 at $1.25 per share and 37,500 at $1.50 per share exercisable until July 31, 2010. These have been recorded at the fair value of $57,496. In addition, the vendor is entitled to a royalty of 2.5% from gross revenue of geo-utility projects in which the Company is directly involved and 0.5% of gross fees from geo-utility projects when the Company provides project management. This intangible asset has an indefinite life. The Company has not earned any gross revenue from geo-utility projects and, accordingly, no royalty expense is included in the accompanying consolidated statements of operations. Management evaluates the asset for impairment on at least an annual basis and recorded an impairment loss of $41,378 during 2006. No further impairment occurred in 2007 or in the first half of fiscal 2008.

Note 5. Related-Party Transactions and Balances

Loans Payable, Related Parties

During 2003, a director and officer of the Company made an unsecured loan to the Company in the amount of $30,600, due on demand, interest only payable monthly at 8%, with the principal to be repaid in full on or before April 1, 2004. In connection with this loan, options were granted which entitled the holder to purchase 50,000 shares of common stock of the Company until 2012: 25,000 at $0.25 per share and 25,000 at $0.50 per share. The fair value of the options of $37,978 was recorded as interest expense during 2003. During 2004, the loan was extended and the Company agreed to pay an additional $6,511 in refinancing costs. During the quarter ended April 30, 2008, the Company issued 222,500 shares of restricted common stock as a good faith gesture to assure this creditor that the Company intends to repay this debt; the fair value of the shares of $11,125 was recorded as interest expense in the period. The balance remaining at April 30, 2008, is $11,195.

During 2006, two related parties made unsecured loans to the Company totaling $61,191, due September 30, 2006, with interest at 15%. The Company also granted options to purchase 195,000 shares of common stock of the Company until 2011 at $0.30 per share. The fair value of the warrants of $69,787 was recorded as interest expense during 2006. The full amount of $61,191 remains due to these related parties at April 30, 2008, as well as accrued interest in the amount of $14,846. During the quarter ended April 30, 2008, the Company issued 1,223,820 shares of restricted common stock as a good faith gesture to assure to these and certain other creditors for which additional monies are owing that the Company intends to repay this debt; the fair value of the shares of $61,191 was recorded as interest expense in the period.

During 2007, a related party who was an officer of the acquired ESE subsidiary paid off the balance of a finance loan on behalf of the Company. The balance of $15,051 remains outstanding as of April 30, 2008.

Due to Shareholders

Amounts due to shareholders in the amount of $302,993 at April 30, 2008, are unsecured, without specific terms of repayment and are non-interest-bearing.

Note 6. Term Loan

During 2006, the Company arranged term financing of $2 million to complete the acquisition of PGE and ESE. This loan is secured against all assets of the Company and bears interest, payable monthly, at the rate of prime plus 3%, with a minimum interest rate of 8%. During the first half of 2007, the principal repayments were renegotiated and the new principal payments are $30,000 per month from May 2007 to November 2007; $37,500 per month from December 2007 to May 2008; and $62,500 per month from June 2008 until the loan is paid in full. In addition to the monthly payments, the Company is required to pay 30% of annual positive cash flow as additional principal payments. At April 30, 2008, the Company was delinquent in interest payments and other fees of $57,737 and principal payments of $397,500. As a result of such default, all amounts due under the term loan have been reclassified to current liabilities on the accompanying consolidated balance sheet.

The Company has recorded a discount against the loan based on the relative fair value of related warrants to purchase 2,919,496 shares of common stock related to the $2 million term loan in the amount of $960,000. As the lender has agreed not to hold more than 4.99% of the Company’s stock at any one time, only that portion of the debt discount equivalent to the exercising of warrants that would equate to 4.99% of the Company’s outstanding stock as of the date of funding was expensed as interest in the amount of $391,000 in the statements of operations during 2006. The balance of the debt discount is being amortized over 36 months, and related discount amortization of $47,415 and $47,415 for the three-month periods ended April 30, 2008 and 2007, respectively, and $94,830 and $94,830 for the six-month periods ended April 30, 2008 and 2007, respectively, is included in the accompanying statements of operations.

The following represents payments due under the term loan as renegotiated during 2007:

	Principal due	Less discount	Net liability
Delinquent amounts due	$397,500	$--	$397,500
May 2008 – April 2009	725,000	158,070	566,930
May 2009 – April 2010	619,610	--	619,610
Total term loan	$1,742,110	$158,070	1,584,040
Plus amounts due under finance loans			4,878
Total current portion of long-term debt			$1,588,918

During the period subsequent to April 30, 2008, the Company renegotiated the terms of this debt, the details of which are described in Note 11, Subsequent Events.

Note 7. Share Capital

Preferred Stock

The Company’s authorized capital includes 10,000,000 shares of preferred stock of $0.001 par value. The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

No shares of preferred stock are issued and outstanding as of April 30, 2008.

Common Stock

•

During the three months ended January 31, 2008, the Company issued 1,000,000 shares of common stock of the Company and warrants to purchase 1,000,000 shares of common stock of the Company at $0.10 per share for total proceeds of $50,000. The proceeds allocated to warrants based on their relative fair value were $22,100.

•	During the three months ended April 30, 2008, the Company issued 3,807,198 shares of common stock of the Company for total proceeds of $163,302.

•

During the three months ended April 30, 2008, the Company issued 6,275,000 shares of common stock of the Company to employees as bonuses. The fair value of these shares of $313,750 was recorded to general and administrative expense in the period.

•

During the three months ended April 30, 2008, the Company issued 2,347,740 restricted shares of common stock of the Company to debt holders as a good faith gesture of forthcoming payoff of this debt. The fair value of these shares of $140,865 was recorded to interest expense in the period.

•

During the three months ended April 30, 2008, the Company issued 5,625,000 restricted shares of common stock of the Company in conjunction with various investor relations and marketing contracts into which it entered. The fair value of these shares of $293,750 was recorded to prepaid expense, and will be recognized as expense over the term of the applicable contracts as services are provided.

Stock Purchase Warrants

At April 30, 2008, the Company had reserved shares of common stock for the following outstanding warrants to purchase 17,682,724 shares of the Company’s common stock:

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

Note 9. Stock-Based Compensation

Although the Company does not have a formal stock option plan, it issues stock options to directors, employees, advisors, and consultants from time to time. Stock options generally have a four- to five-year contractual term, vest immediately, and have no forfeiture provisions. During the six-month period ended April 30, 2008, 25,000 new options were granted. The fair value of these options was recorded using the Black Scholes fair value calculated using a term of 5 years, risk free rate using treasury constant maturities of 2.5%, volatility of 141%, and expected dividend yield of 0%.

The following table summarizes stock options outstanding at April 30, 2008:

Exercise Price	Number Outstanding	Average Remaining Contractual Life (Years)	Number Exercisable
$ 0.25	414,750	2.4	414,750
0.26	75,000	3.6	75,000
0.30	2,279,887	3.0	2,279,887
0.37	90,000	3.0	90,000
0.40	125,000	2.9	125,000
0.50	1,237,250	2.6	1,237,250
0.53	1,250,000	3.0	1,250,000
0.63	250,000	3.0	250,000
0.75	1,835,500	3.6	1,835,500
1.00	3,101,250	2.3	3,101,250
1.25	87,500	2.3	87,500
1.50	282,500	1.7	282,500
2.00	16,250	2.5	16,250
	11,044,887		11,044,887
Aggregate Intrinsic Value	$ --		$ --

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options. At April 30, 2008, all outstanding options had exercise prices greater than the Company’s closing stock price on that day, so the aggregate intrinsic value of all outstanding and exercisable options was $0 as of that day. The aggregate intrinsic value changes based on the fair market value of the Company’s stock.

Note 10. Segment Information

The Company views its operations in two lines of business – (1) manufacturing and (2) geoexchange design and installation. Summarized financial information by segment for the three and six months ended April 30, 2008 and 2007, as taken from the internal management reports, is as follows:

	Three Months Ended		Six Months Ended
	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007
Revenue
Manufacturing	$ 200,867	$ 29,912	$ 294,829	$ 183,386
Geoexchange design and installation	25,917	633,411	152,676	1,197,559
	$ 226,784	$ 663,323	$ 447,505	$ 1,380,945
Loss
Manufacturing	$ (365,094)	$ (77,379)	$ (514,764)	$ (261,187)
Geoexchange design and installation	(81,203)	(2,187,041)	(91,121)	(2,393,033)
Corporate	(661,259)	(250,397)	(728,782)	(598,129)
	$ (1,107,556)	$ (2,514,817)	$ (1,334,667)	$ (3,252,349)

Assets (as of the Consolidated Balance Sheet date of April 30, 2008)
Manufacturing	$ 614,497
Geoexchange design and installation	301,120
Corporate	238,212
	$ 1,153,829

Note 11. Subsequent Events

On May 16, 2008, the Company entered into a financing agreement with Valens Offshore SPV II, Corp. (“Valens”), under which Valens provided the Company with $1,750,000 in exchange for a promissory note in that amount secured by all of the Company’s assets, excluding its Asian subsidiary. The note bears interest at the rate of 11% per year and is payable in 24 equal monthly payments commencing on November 1, 2008. The note is convertible into the Company’s common stock at the price of $0.10 per share, and the holder may elect to convert at any time. In addition to the note, the Company also granted to Valens warrants to purchase up to 3,500,000 shares of the Company’s common stock. The warrants have an exercise price of $0.001 per share and expire 20 years from the date of the grant.

The proceeds received by the Company were used to pay down approximately $1.35 million owing to Laurus Master Fund Ltd., an affiliate of Valens, with remaining funds then being used to cover transaction fees, to purchase raw materials, to structure an interest escrow account for service of the note, and for working capital.

There were approximately 4.3 million shares issued subsequent to period end, which primarily related to settlement of certain outstanding debt and related financing fees owed to lenders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements for the three- and six-month periods ended April 30, 2008 and 2007, and our annual report on Form 10-KSB for the year ended October 31, 2007, including the financial statements and notes thereto.

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

Introduction

Management believes that the most significant information related to our financial condition relates to our focusing our attention on manufacturing of geothermal heat exchange systems and redefining our efforts in relation to their design and installation. As a result, our revenues, expenses, and net loss have been reduced substantially. We expect to maintain our revised approach to offer more consultative geoexchange project services as it relates to design and installation and we anticipate that our focus on manufacturing will continue to improve our financial performance. Management notes, however, that we still have substantial liabilities, continue to incur a net loss, and will require substantial additional capital in order to continue.

Results of Operations

Comparison of the Three- and Six-Month Periods Ended April 30, 2008,

with the Three- and Six-Month Periods Ended April 30, 2007

We had a net loss of $1,107,557, or $0.02 per share, for the three-month period ended April 30, 2008, as compared with a net loss of $2,514,817, or $0.07 per share, for the three-month period ended April 30, 2007. We had a net loss of $1,334,667, or $0.03 per share, for the six-month period ended April 30, 2008, as compared with a net loss of $3,252,349, or $0.10 per share, for the six-month period ended April 30, 2007. This reduction of our net loss by approximately 56% and 59%, respectively, is mainly the result of a $2.0 million impairment loss charge in the prior year period ending April 30, 2007. Without the impact of this impairment charge in the prior year period, net loss in the three months ended April 30, 2008, increased over the prior year period’s loss as a result of recording the fair value of stock of $588,500 issued in lieu of cash for various business purposes during the quarter.

We generated gross revenue of $226,784 and $663,323, respectively, for the three-month periods ended April 30, 2008 and 2007, and $447,505 and $1,380,945, respectively, for the six-month periods ended April 30, 2008 and 2007. We recorded related costs of revenue of $130,076 and $504,499, respectively, for the three months ended April 30, 2008 and 2007, and $180,161 and $1,049,176, respectively, for the six months ended April 30, 2008 and 2007. This general decrease in both gross revenue and costs of revenue is the result of our focus on manufacturing activities and redefining our efforts for our design and installation services over the course of the last year.

            Our operating expenses for the three months ended April 30, 2008 and 2007, were $962,272 and $2,562,202, respectively. Operating expenses for the six months ended April 30, 2008 and 2007, were $1,356,946 and $3,322,681, respectively. This reduction of our operating expenses is mainly the result of a $2.0 million impairment loss charge in the prior year period ending April 30, 2007.

Liquidity and Capital Resources

As of April 30, 2008, our current assets were $674,046, as compared to $636,826 at October 31, 2007. As of April 30, 2008, our current liabilities were $3,978,883, as compared to $3,671,093 at October 31, 2007. We had no outstanding long-term liabilities at either April 31, 2008, or October 31, 2007. Operating activities for the six months ended April 30, 2008, utilized cash flow of $341,952, as compared to providing operating cash of $33,110 for the six months ended April 30, 2007.

Net cash spent on investing activities was $20,729 during the six months ended April 30, 2008, as compared to $250,628 during the six months ended April 30, 2007, because we spent more in the prior year period for fixed assets associated with our revenue-producing activities.

Net cash of $360,427 was provided by financing activities during the six months ended April 30, 2008, which includes $98,226 proceeds from the sale of a minority interest in EIA, $213,302 from the sale of common stock, and net advances from shareholders of $48,899, as compared to net cash of $169,359 used by financing activities during the comparable six months ended April 30, 2007, which was a result of $148,340 received for the issuance of common stock, $58,029 paid down on term loan, $22,635 received for tenant inducements, and advances from shareholders of $60,981.

Our current balances of cash will not meet our working capital and capital expenditure needs for the next year. Because we are not currently generating sufficient cash to fund our operations, we will need to rely on external financing to meet future capital and operating requirements. Any projections of future cash needs and cash flows are subject to substantial uncertainty. Our capital requirements depend upon several factors, including the rate of market acceptance, our ability to get to production and generate revenues, our level of expenditures for production, marketing, and sales, purchases of equipment, and other factors. We can make no assurance that financing will be available in amounts or on terms acceptable to us, if at all. Further, if we issue equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences, or privileges senior to those of existing holders of common stock, and debt financing, if available, may involve restrictive covenants that could restrict our operations or finances. If we cannot raise funds, when needed, on acceptable terms, we may not be able to continue our operations, grow market share, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, all of which could negatively impact our business, operating results, and financial condition.

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of April 30, 2008, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of April 30, 2008, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February and March 2008, we issued an aggregate of 3,807,198 shares of common stock to nine purchasers at prices ranging from $0.025 to $0.05 per share, for aggregate proceeds of approximately $163,302. No general solicitation was used and the transactions were negotiated directly with our executive officers. The recipients of the common stock represented in writing that they were not residents of the United States, acknowledged in writing that the securities constituted restricted securities, and consented to a restrictive legend on the certificates to be issued. These transactions were made in reliance on Regulation S.

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

Registrant

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Date: June 23, 2008	By:	/s/ Jason McDiarmid
Jason McDiarmid, President and
Chief Executive Officer and Chief Financial Officer