Form 10-Q
period 2008-07-31
ESSENTIAL INNOVATIONS TECHNOLOGY CORP
filed 2008-09-22
CIK 1250897

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 17, 2008, the issuer had one class of common stock, with a par value of $0.001, of which 68,882,392 shares were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

☐	Yes	☒	No

TABLE OF CONTENTS

		Page
	PART I—FINANCIAL INFORMATION

Item 1:	Financial Statements:
	Unaudited Consolidated Balance Sheet as of July 31, 2008	3
	Unaudited Consolidated Statements of Operations for the
	Three and Nine Months Ended July 31, 2008 and 2007	4
	Unaudited Consolidated Statement of Stockholders’ Equity (Deficit) and
	Comprehensive Income (Loss) for the Nine Months Ended July 31, 2008	5
	Unaudited Consolidated Statements of Cash Flows for the
	Nine Months Ended July 31, 2008 and 2007	6
	Notes to Consolidated Financial Statements	8

Item 2:	Management’s Discussion and Analysis or Plan of Operation	16

Item 3A(T):	Controls and Procedures	17

	PART II—OTHER INFORMATION

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 6:	Exhibits	19

	Signatures	19

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.
Consolidated Balance Sheet
(Expressed in United States dollars)
July 31, 2008
(unaudited)

Assets

Current assets:
Cash	$-
Accounts receivable, net	325,260
Costs and estimated earnings in excess of billings on uncompleted contracts	19,859
Inventory	153,216
Prepaid expenses	200,653
Total current assets	698,988

Property and equipment, net	62,769

Deposits	13,027

Intangible assets	332,210

Other assets	58,784

Total assets	$1,165,778

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$1,254,528
Accrued expenses	189,669
Accrued wages and payroll taxes	460,827
Billings in excess of costs and estimated earnings on uncompleted contracts	4,865
Loans payable	43,784
Loans payable, related parties	86,936
Due to shareholders	324,085
Current portion of long term debt	708,107
Total current liabilities	3,072,801

Long term liabilities:
Long term debt, net of discount $325,502	1,097,718

Total liabilities	4,170,519

Stockholders' Deficit
Preferred stock:
$0.001 par value, authorized 10,000,000 shares
issued and outstanding nil shares	-
Common stock:
$0.001 par value, authorized 100,000,000 shares
issued and outstanding 68,882,392 shares	68,883
Additional paid-in capital	19,180,513
Accumulated deficit	(22,279,390)
Accumulated other comprehensive income	25,253
Total stockholders' deficit	(3,004,741)

Total liabilities and stockholders' deficit	$1,165,778

See accompanying notes to consolidated financial statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Consolidated Statements of Operations
(Expressed in United States dollars)
For the three and nine months ended July 31, 2008 and 2007
(unaudited)

	Three months ended July 31, 2008	Three months ended July 31, 2007	Nine months ended July 31, 2008	Nine months ended July 31, 2007

Revenue	$346,404	$1,015,312	$793,909	$2,396,257

Cost of Revenue	292,297	768,051	472,458	1,817,227

Gross Profit	54,107	247,261	321,451	579,030

Expenses:
General and administrative	447,175	465,323	1,688,892	1,754,056
Impairment loss	-	-	115,229	2,033,948
	447,175	465,323	1,804,121	3,788,004
	(393,068)	(218,062)	(1,482,670)	(3,208,974)

Other income and expense:
Gain from sale of minority interest in subsidiary	-	-	98,226	-
Interest expense	(355,623)	(57,717)	(459,070)	(174,866)
Interest expense, related parties	(2,084)	(2,125)	(6,246)	(8,056)
Amortization of debt discount	(124,235)	(47,415)	(219,065)	(142,245)
Financing costs	(370,160)	-	(511,025)	(3,911)
Financing costs, related parties	-	-	-	(40,387)
Interest income	4	20	17	791
	(852,098)	(107,237)	(1,097,163)	(368,674)
Net Loss for the period	$(1,245,166)	$(325,299)	$(2,579,833)	$(3,577,648)

Net Loss per share - basic and diluted	$(0.02)	$(0.01)	$(0.05)	$(0.10)

Weighted average number of shares outstanding	68,754,221	39,040,794	55,757,642	35,193,858

See accompanying notes to consolidated financial statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Consolidated Statement of Stockholders' Equity (Deficit) and Comprehensive Income (Loss)
(Expressed in United States dollars)
For the nine months ended July 31, 2008
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' deficiency
	Number of Shares	Amount

Balance October 31, 2007	45,311,012	$45,311	$17,164,174	$(19,699,557)	$69,239	$(2,420,833)

Loss for the period	-	-	-	(2,579,833)	-	(2,579,833)
Foreign currency translation	-	-	-	-	(43,986)	(43,986)
Comprehensive loss						(2,623,819)

Common stock and warrants issued for cash received	4,847,198	4,847	210,500	-	-	215,347

Common stock issued for services	8,888,048	8,889	613,300	-	-	622,189

Common stock issued for debt payoff extensions	2,347,740	2,348	138,517	-	-	140,865

Common stock issued for employee bonuses	6,275,000	6,275	307,475	-	-	313,750

Common stock issued in settlement of debt	1,213,394	1,213	107,323	-	-	108,536

Warrants issued for services	-	-	54,921	-	-	54,921

Warrants issued with convertible loan	-	-	291,667	-	-	291,667

Beneficial conversion feature of convertible loan	-	-	291,667	-	-	291,667

Stock compensation expense	-	-	969	-	-	969

Balance July 31, 2008	68,882,392	$68,883	$19,180,513	$(22,279,390)	$25,253	$(3,004,741)

See accompanying notes to consolidated financial statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Consolidated Statement of Cash Flows
(Expressed in United States dollars)
For the nine months ended July 31, 2008 and 2007
(unaudited)

	Nine months ended July 31, 2008	Nine months ended July 31, 2007
Cash provided by (used in):

Operating:
Net loss for the period	$(2,579,833)	$(3,577,648)
Adjustment to reconcile net loss for the period to net cash used in operating activities:
Depreciation of property and equipment	16,842	61,459
Amortization of debt discount	219,065	142,245
Beneficial conversion feature recorded as interest expense	291,667	-
Gain on tenant inducements	-	(25,830)
Gain on sale of minority interest in subsidiary	(98,226)	-
Common stock issued for services	498,022	56,293
Common stock issued for bonuses	313,750	573,180
Common stock issued to related party creditors for debt payoff extensions	140,865	-
Options issued for services	-	29,161
Options issued to related parties for services	969	16,309
Warrants issued for financings	54,921	3,911
Warrants issued to related parties for services	-	40,387
Impairment charge	115,229	2,033,948
Changes in assets and liabilities:
Accounts receivable	89,511	232,974
Cost and estimated earnings in excess of billings	(9,930)	97,242
Inventory	7,695	60,988
Prepaid expenses	34,923	57,535
Accounts payable	(78,162)	16,776
Accrued expenses and wages	227,098	141,884
Billings in excess of costs and estimated earnings	(47,291)	(211,398)
Net cash used in operating activities	(802,885)	(250,584)

Investing:
Purchase of property and equipment, net	-	8,480
Deposits	(2,958)	-
Additional costs of revenue producing assets, net	(17,289)	(14,680)
Net cash used in investing activities	(20,247)	(6,200)

Financing:
Issuance of common stock and warrants	215,347	378,000
Proceeds of convertible loan	1,753,632	-
Repayment of term loan	(1,369,209)	(58,029)
Proceeds from sale of minority interest in subsidiary	98,226	-
Financing costs	-	(9,200)
Tenant inducements received	-	22,635
Loan advances	43,784	-
Advances from shareholders	110,643	62,242
Repayment of finance loans	-	(12,039)
Net cash provided by financing activities	852,423	383,609

Increase in cash during the period	29,291	126,825
Foreign exchange effect on cash	(43,986)	15,320
Cash at beginning of the period	14,695	76,543
Cash at end of the period	$-	$218,688

See accompanying notes to consolidated financial statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Consolidated Statement of Cash Flows (continued)
(Expressed in United States dollars)
For the nine months ended July 31, 2008 and 2007
(unaudited)

Supplementary Information:

	2008	2007

Interest paid	$173,649	$182,922
Income taxes paid	-	-
Non-cash transactions:
Common shares issued to settle accounts payable and accrued expenses	-	47,835
Common shares issued for rights	-	15,000
Options issued for rights	-	10,064
Common stock issued for settlement of debt	108,536	-
Warrants issued for financing	54,921	-
Warrants issued with convertible loan	291,667	-

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

Future Operations

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States applicable to a going concern that contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet generated positive cash flows from operations. It is the Company’s intention to raise additional equity to finance the further development of a market for its products until positive cash flows can be generated from its operations. However, there can be no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company. Such limitations could have a material adverse effect on the Company’s business, financial condition, or operations, and these consolidated financial statements do not include any adjustment that could result. Failure to obtain sufficient additional funding would necessitate the Company to reduce or limit its operating activities or even discontinue operations.

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

Accounts Receivable

Accounts receivable result primarily from installation contracts and the sale of geothermal products and are recorded at their principal amounts. Receivables are considered past due after 30 days. When necessary, the Company provides an allowance for doubtful accounts that is based on a review of outstanding receivables, historical collection information, and current economic conditions. There is an allowance for doubtful accounts of $78,250 at July 31, 2008. Receivables are generally unsecured. At July 31, 2008, one customer accounted for 47% of the net accounts receivable balance.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the three- and nine-month periods ended July 31, 2008 and 2007, outstanding stock options and warrants are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Note 2. Uncompleted Contracts

Costs, estimated earnings, and billings on uncompleted contracts as of July 31, 2008, are summarized as follows:

Costs incurred on uncompleted contracts	$ 154,412
Estimated earnings	33,222
187,634
Billings to date	(172,640)
$ 14,994

Included in the accompanying balance sheet under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$ 19,859
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,865)
$ 14,994

Note 3. Property and Equipment, net

Property and equipment consist of the following as of July 31, 2008:

Office furniture and equipment	$ 74.128
Leasehold improvements	51,099
Computer equipment	63,195
Computer software	36,162
224,584
Less accumulated depreciation	(161,815)
Property and equipment, net	$ 62,769

Note 4. Intangible Assets

Intangible assets consist of the following as of July 31, 2008:

Geo-site rights (finite-lived)	$ 335,574
Intellectual property (indefinite-lived)	41,379
376,953
Less accumulated amortization	(44,743)
Intangible assets, net	$ 332,210

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

The 225,000 shares issued in 2005 had an aggregate value of $112,500 and during 2006, the Company issued an additional 225,000 shares of the Company’s common stock to make up the deficit. The total cost of $434,987 will be amortized on a pro rata per-unit basis as residential lots are sold. During the year ended October 31, 2007, $42,041 of amortization was recognized. No additional amortization was recognized during the year-to-date period ended July 31, 2008, as no additional lots were sold during that time.

In February 2008, the Company agreed to an amendment to its service agreement with regard to its geo-field operating lease. The agreement was amended from a geoexchange mandated model to a geoexchange optional model, which means that buyers in the subdivision are now entitled to choose whether they want to utilize the geoexchange option provided by the Company. As a result of this amendment, an impairment charge to the geo-site rights intangible asset was recorded in the amount of $115,229.

Intellectual Property

The Company acquired certain proprietary information that provides the basis for the effective implementation and operation of the geo-utility business concept in return for 75,000 fully paid and nonassessable shares of common stock with a fair value of $30,000 and options to purchase 150,000 shares of common stock, 37,500 at $0.75 per share and 37,500 at $1.00 per share exercisable until July 31, 2009, and 37,500 at $1.25 per share and 37,500 at $1.50 per share exercisable until July 31, 2010. These have been recorded at the fair value of $57,496. In addition, the vendor is entitled to a royalty of 2.5% from gross revenue of geo-utility projects in which the Company is directly involved and 0.5% of gross fees from geo-utility projects when the Company provides project management. This intangible asset has an indefinite life. The Company has not earned any gross revenue from geo-utility projects and, accordingly, no royalty expense is included in the accompanying consolidated statements of operations. Management evaluates the asset for impairment on at least an annual basis and recorded an impairment loss of $41,378 during 2006. No further impairment occurred in 2007 or in the nine months ended July 31, 2008.

Note 5. Related-Party Transactions and Balances

Loans Payable, Related Parties

During 2003, a director and officer of the Company made an unsecured loan to the Company in the amount of $30,600, due on demand, interest only payable monthly at 8%, with the principal to be repaid in full on or before April 1, 2004. In connection with this loan, options were granted which entitled the holder to purchase 50,000 shares of common stock of the Company until 2012: 25,000 at $0.25 per share and 25,000 at $0.50 per share. The fair value of the options of $37,978 was recorded as interest expense during 2003. During 2004, the loan was extended and the Company agreed to pay an additional $6,511 in refinancing costs. During the nine months ended July 31, 2008, the Company issued 222,500 shares of restricted common stock as a good faith gesture to assure this creditor that the Company intends to repay this debt; the fair value of the shares of $11,125 was recorded as interest expense in the period. The balance remaining at July 31, 2008, is $11,195.

During 2006, two related parties made unsecured loans to the Company totaling $61,191, due September 30, 2006, with interest at 15%. The Company also granted options to purchase 195,000 shares of common stock of the Company until 2011 at $0.30 per share. The fair value of the warrants of $69,787 was recorded as interest expense during 2006. The full amount of $61,191 remains due to these related parties at July 31, 2008, as well as accrued interest in the amount of $16,928. During the nine months ended July 31, 2008, the Company issued 1,223,820 shares of restricted common stock as a good faith gesture to assure to these and certain other creditors for which additional monies are owing that the Company intends to repay this debt; the fair value of the shares of $61,191 was recorded as interest expense in the period.

During 2007, a related party who was an officer of the acquired ESE subsidiary paid off the balance of a finance loan on behalf of the Company. The balance of $14,550 remains outstanding as of July 31, 2008.

Due to Shareholders

Amounts due to shareholders of $324,085 at July 31, 2008, are unsecured, without specific terms of repayment, and are non-interest-bearing.

Note 6. Long-Term Debt

Term Loan

During 2006, the Company arranged term financing of $2,000,000 to complete the acquisition of PGE and ESE. This loan is secured against all assets of the Company and bears interest, payable monthly, at the rate of prime plus 3%, with a minimum interest rate of 8%. During the three months ended July 31, 2008, the Company used proceeds of $1,369,209 from the new convertible loan to pay down the outstanding balance of the term loan. The remaining balance of $372,901 is to be repaid at $25,000 per month, commencing September 2008, until paid in full plus interest. A fee of $174,210 was paid by the issuance of 1,725,548 fully and non-assessable shares of common stock. Interest of $8,536 was paid by the issuance of 213,394 fully paid and non-assessable shares of common stock.

The balance of the discount recorded against the loan of $33,835 will be amortized over the remaining term of the loan.

Convertible Loan

During the three months ended July 31, 2008, the Company entered into a financing agreement with Valens Offshore SPV II, Corp. (“Valens”), under which Valens provided the Company with $1,750,000 in exchange for a promissory note in that amount secured by all of the Company’s assets, excluding its Asian subsidiary. The note bears interest at the rate of 11% per year and is payable in monthly payments of $62,500 each commencing on November 1, 2008. The loan is due in full in May 2010 and any unpaid principal and accrued interest is due at that time. The note is convertible into the Company’s common stock at the price of $0.10 per share, and the holder may elect to convert at any time. The Company has the right to prepay the loan at any time. In addition to the note, the Company also granted to Valens warrants to purchase up to 3,500,000 shares of the Company’s common stock. The warrants have an exercise price of $0.001 per share and expire in 2028.

The warrant issued in connection with the convertible loan was recorded based on its relative fair value as compared to the fair value of the debt at issuance. The relative fair value of the warrant was recorded as paid-in capital estimated at $291,667. The fair value of the warrant was determined based on an option pricing model with the following assumptions: warrant life of 20 years, risk free interest rate of 4.29%, volatility of 141%, and a zero dividend yield. The intrinsic value of the convertible loan results in a beneficial conversion feature that reduces the book value of the convertible loan to not less than zero. Accordingly, the Company recorded a discount of $291,667 on the convertible loan, which was immediately expensed as the holder had immediate conversion rights.

The debt discount will be amortized over the repayment of the loan.

Note 7. Share Capital

Preferred Stock

The Company’s authorized capital includes 10,000,000 shares of preferred stock of $0.001 par value. The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

No shares of preferred stock are issued and outstanding as of July 31, 2008.

Common Stock

•

During the three months ended January 31, 2008, the Company issued 1,000,000 shares of common stock and warrants to purchase 1,000,000 shares of common stock at $0.10 per share for total proceeds of $50,000. The proceeds allocated to warrants based on their relative fair value were $22,100.

•	During the three months ended April 30, 2008, the Company issued 3,807,198 shares of common stock for total proceeds of $163,302.

•

During the three months ended April 30, 2008, the Company issued 6,275,000 shares of common stock to employees as bonuses. The fair value of these shares of $313,750 was recorded to general and administrative expense in the period.

•

During the three months ended April 30, 2008, the Company issued 2,347,740 restricted shares of common stock to debt holders as a good faith gesture of forthcoming payoff of this debt. The fair value of these shares of $140,865 was recorded to interest expense in the period.

•

During the three months ended April 30, 2008, the Company issued 5,625,000 restricted shares of common stock in conjunction with various investor relations and marketing contracts into which it entered. The fair value of these shares of $293,750 was recorded to prepaid expense, and will be recognized as expense over the term of the applicable contracts as services are provided.

•	During the three months ended July 31, 2008, the Company issued 40,000 restricted shares of common stock for total proceeds of $2,045,

•

During the three months ended July 31, 2008, the Company issued 612,500 shares of common stock and warrants to purchase 612,500 shares of common stock at $0.10 per share for total services with a fair value of $116,171. The proceeds allocated to warrants based on their relative fair value were $54,921.

•

During the three months ended July 31, 2008, the Company issued 750,000 restricted shares of common stock in conjunction with investor relations and marketing contract into which it entered. The fair value of these shares of $75,000 was recorded to prepaid expense, and will be recognized as expense over the term of the applicable contracts as services are provided.

•	During the three months ended July 31, 2008, the Company issued 1,900,548 restricted shares of common stock for services provided with a fair value of $192,189.

•	During the three months ended July 31, 2008, the Company issued 1,213,394 restricted shares of common stock as settlement of amounts owning of $108,536.

Stock Purchase Warrants

At July 31, 2008, the Company had reserved shares of common stock for the following outstanding warrants to purchase 21,795,224 shares of the Company’s common stock:

Number of warrants	Exercise Price	Expiry
1,329,882	$ 0.001	2050
3,500,000	0.001	2028
300,000	0.01	2011
612,500	0.10	2013
8,610,000	0.10	2012
967,400	0.25	2011
4,831,732	0.30	2011
115,000	0.35	2010/2011
791,250	0.40	2010/2011
270,000	0.50	2010/2011
317,460	0.63	2011
75,000	0.75	2010
75,000	1.00	2010
21,795,224

Note 8. Minority Interest – Sale of Subsidiary Common Stock

On January 15, 2008, the Company sold a minority interest of 12.5% in its wholly owned subsidiary EIA, for cash proceeds of $98,226, resulting in a gain of $98,226. At the date of sale, liabilities of EIA exceeded its assets, therefore the amount of gain recorded has been limited to the proceeds, and no value was allocated to the minority interest.

Note 9. Stock-Based Compensation

Although the Company does not have a formal stock option plan, it issues stock options to directors, employees, advisors, and consultants from time to time. Stock options generally have a four- to five-year contractual term, vest immediately, and have no forfeiture provisions. During the nine-month period ended July 31, 2008, 25,000 new options were granted. The fair value of these options was recorded using the Black-Scholes fair value calculated using a term of five years, risk-free rate using treasury constant maturities of 2.5%, volatility of 141%, and expected dividend yield of 0%.

The following table summarizes stock options outstanding at July 31, 2008:

Exercise Price	Number Outstanding	Average Remaining Contractual Life (Years)	Number Exercisable
$ 0.25	414,750	2.2	414,750
0.26	75,000	3.4	75,000
0.30	2,279,887	2.8	2,279,887
0.37	90,000	2.8	90,000
0.40	125,000	2.7	125,000
0.50	1,237,250	2.4	1,237,250
0.53	1,250,000	2.8	1,250,000
0.63	250,000	2.8	250,000
0.75	1,835,500	3.4	1,835,500
1.00	3,101,250	2.1	3,101,250
1.25	87,500	2.1	87,500
1.50	282,500	1.5	282,500
2.00	16,250	2.3	16,250
	11,044,887		11,044,887
Aggregate Intrinsic Value	$ --		$ --

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options. At July 31, 2008, all outstanding options had exercise prices greater than the Company’s closing stock price on that day, so the aggregate intrinsic value of all outstanding and exercisable options was $0 as of that day. The aggregate intrinsic value changes based on the fair market value of the Company’s stock.

Note 10. Segment Information

The Company views its operations in two lines of business – (1) manufacturing and (2) geoexchange design and installation. Summarized financial information by segment for the three and nine months ended July 31, 2008 and 2007, as taken from the internal management reports, is as follows:

	Three Months Ended		Nine Months Ended
	July 31, 2008	July 31, 2007	July 31, 2008	July 31, 2007
Revenue
Manufacturing	$ 291,947	$ 118,680	$ 586,776	$ 302,066
Geoexchange design and installation	54,457	896,632	207,133	2,094,191
	$ 346,404	$ 1,015,312	$ 793,909	$ 2,396,257
Loss
Manufacturing	$ (176,632)	$ (78,608)	$ (691,396)	$ (339,795)
Geoexchange design and installation	(25,169)	(40,844)	(116,290)	(2,433,877)
Corporate	(1,043,365)	(205,847)	(1,772,147)	(803,976)
	$ (1,245,166)	$ (325,299)	$ (2,579,833)	$ (3,577,648)

Assets (as of the Consolidated Balance Sheet date of July 31, 2008)
Manufacturing	$ 669,485
Geoexchange design and installation	279,561
Corporate	216,732
	$ 1,165,778

Note 11. Subsequent Events

On September 12, 2008, the shareholders approved an increase in the authorized common stock to 500,000,000 shares with a par value of $0.001.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements for the three- and nine-month periods ended July 31, 2008 and 2007, and our annual report on Form 10-KSB for the year ended October 31, 2007, including the financial statements and notes thereto.

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

Introduction

Management believes that the most significant information related to our financial condition relates to the restructuring of our long-term debt and focusing our attention on manufacturing of geothermal heat exchange systems and redefining our efforts in relation to their design and installation. As a result, our manufacturing revenues have continued to grow, and we are more effective in managing our expenses. We expect to maintain our revised approach to offer more consultative geoexchange project services relating to design and installation, and we anticipate that our focus on manufacturing will continue to improve our financial performance. Management notes, however, that we still have substantial liabilities, continue to incur a net loss, and will require substantial additional capital in order to continue.

Results of Operations

Comparison of the Three- and Nine-Month Periods Ended July 31, 2008,

with the Three- and Nine-Month Periods Ended July 31, 2007

We had a net loss of $1,245,166, or $0.02 per share, for the three-month period ended July 31, 2008, as compared with a net loss of $325,299, or $0.01 per share, for the three-month period ended July 31, 2007. We had a net loss of $2,579,833, or $0.05 per share, for the nine-month period ended July 31, 2008, as compared with a net loss of $3,577,648, or $0.10 per share, for the nine-month period ended July 31, 2007. This increase of our net loss for the three months ended July 31, 2008, as compared to the same period in 2007, by approximately 283% is due mainly to costs related to the new financing and a reduction in revenue from our geoexchange design and installation business. The decrease of our net loss for the nine months ended July 31, 2008, as compared to the same period in 2007, by approximately 28% is mainly the result of a $2.0 million impairment loss charge in the prior year period ending July 31, 2007 offset by financing costs incurred in 2008.

We generated gross revenue of $346,404 and $1,015,312, respectively, for the three-month periods ended July 31, 2008 and 2007, and $793,909 and $2,396,257, respectively, for the nine-month periods ended July 31, 2008 and 2007. We recorded related costs of revenue of $292,297 and $768,051, respectively, for the three months ended July 31, 2008 and 2007, and $472,458 and $1,817,227, respectively, for the nine months ended July 31, 2008 and 2007. This general decrease in both gross revenue and costs of revenue is the result of our focus on manufacturing activities and redefining our efforts for our design and installation services over the course of the last year.

            Our operating expenses for the three months ended July 31, 2008 and 2007, were $447,175 and $465,323, respectively. Operating expenses for the nine months ended July 31, 2008 and 2007, were $1,804,121 and $3,788,004, respectively. This reduction of our operating expenses is mainly the result of a $2.0 million impairment loss charge in the prior-year period ending July 31, 2007.

Liquidity and Capital Resources

As of July 31, 2008, our current assets were $698,988, as compared to $636,826 at October 31, 2007. As of July 31, 2008, our current liabilities were $3,072,801, as compared to $3,671,093 at October 31, 2007. We had outstanding long-term liabilities of $1,097,718 at July 31, 2008, as compared to nil at October 31, 2007. Operating activities for the nine months ended July 31, 2008, used cash flow of $802,885, as compared to $250,584 for the nine months ended July 31, 2007.

Net cash used for investing activities was $20,247 during the nine months ended July 31, 2008, as compared to $6,200 during the nine months ended July 31, 2007

Net cash of $852,423 was provided by financing activities during the nine months ended July 31, 2008, which includes $1,753,632 proceeds from the convertible loan, paydown of term loan of $1,369,209, $98,226 proceeds from the sale of a minority interest in EIA, $215,347 from the sale of common stock, and net advances from shareholders of $110,643, as compared to net cash of $383,609 provided by financing activities during the comparable nine months ended July 31, 2007, which was a result of $378,000 received for the issuance of common stock, $58,029 paid down on term loan, $22,635 received for tenant inducements, and advances from shareholders of $62,242.

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

ITEM 3A(T). CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of July 31, 2008, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of July 31, 2008, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

U.S. Issuances

  During the quarter ended July 31, 2008, we issued unregistered shares of common stock to U.S. residents as follows:

  We issued 612,500 shares of common stock and warrants to purchase an additional 612,500 shares of common stock at an exercise price of $0.10 per share for services with a fair value of $116,177.

We issued 1,000,000 shares of common stock for settlement of debt in the amount of $100,000.

  In each of the above instances, the purchasers were provided the opportunity to ask questions directly of our management. No general solicitations were used and the recipients of the common stock acknowledged in writing that the securities constituted restricted securities and consented to a restrictive legend on the certificates to be issued. These transactions were made in reliance on the exemption from registration in Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering.

Issuances Outside the U.S.

 During the quarter ended July 31, 2008, we issued unregistered shares of common stock outside the U.S. as follows:

We issued 40,000 shares of common stock to one purchaser for cash of $2,045.

We issued 925,000 shares of common stock to two investors for payment of services.

We issued 1,725,548 shares of common stock to one investor for services in the amount of $174,210.

We issued 213,394 shares of common stock for the settlement of debt in the amount of $8,536.

  In each of the above instances, the purchasers were provided the opportunity to ask questions directly of our management. No general solicitations were used and the recipients of the securities acknowledged in writing that they were not residents of the United States and that the securities constituted restricted securities and consented to a restrictive legend on the certificates to be issued. These transactions were made in reliance on Regulation S.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On September 12, 2008, a special meeting of our stockholders was held in our offices in Vancouver, British Columbia. The only item on the agenda was the proposal of our board of directors to increase our authorized capital from 110,000,000 shares (100,000,000 shares of common stock and 10,000,000 shares of preferred stock) to 510,000,000 shares (500,000,000 shares of common stock and 10,000,000 shares of preferred stock). That proposal was approved by a vote of 37,336,846 in favor and 775,971 against, with 10,000,000 votes abstaining.

  Accordingly, the required documents to effect such a change will be filed with the Nevada Secretary of State effective as of September 23, 2008.

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

Registrant

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Date: September 22, 2008	By:	/s/Jason McDiarmid
Jason McDiarmid, President and
Chief Executive Officer and Chief Financial Officer