Form 10-K
period 2012-10-31
ESSENTIAL INNOVATIONS TECHNOLOGY CORP
filed 2013-02-13
CIK 1250897

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2012

Commission File Number 000-106839

Essential Innovations Technology Corp.
(Exact name of registrant as specified in its charter)

Nevada	88-0492134
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

15/F, Radio City
505-511 Hennessy Road, Causeway Bay, Hong Kong
(Address of principal executive offices)	(Zip Code)

+852 2910-7828
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
n/a	n/a
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☐  No ☑

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of Common Stock held by non-affiliates of the Registrant on April 30, 2012 was $17,845 based on a $0.0011 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of February 4, 2013, registrant had 17,332,445 shares of issued and outstanding common stock, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements about the future, sometimes referred to as “forward-looking” statements.  Forward-looking statements are typically identified by use of the words “believe,” “may,” “could,” “should,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “intend,” and similar words and expressions.  Statements that describe our future strategic plans, goals, or objectives are also forward-looking statements.

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

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our” and “our company” refer to Essential Innovations Technology Corp.

PART I

ITEM 1.   BUSINESS

Background

We were incorporated under the laws of the state of Nevada on April 4, 2001. Our former subsidiary, Essential Innovations Corporation (“EIC”), was engaged in the manufacturing and distribution of the “EI Elemental Heat Energy System” family of geoexchange heat pump products and technology for global markets. On March 6, 2006, we acquired all of the issued and outstanding shares of Pacific Geoexchange Inc. (“PGE”) and its wholly owned subsidiary, Earth Source Energy Inc. (“ESE”), which was engaged in the design and installation of geoexchange systems in western Canada and acted as a geoexchange project consulting company.

In order to secure the above acquisition, we took on funding through a secured lender, Laurus Master Fund (and associated companies).  The operations of the acquired entities became highly detrimental to the business of our company and we were forced into litigation against the former owners, as well as other ancillary lawsuits against the acquired businesses, PGE (the holding company), and most principally ESE, (the operating company).  Ultimately, we could not service the debt held by Laurus, the secured lender.  The note was amended a number of times, but we were not able to fulfill our obligations.  As a condition to not exercising their security on the loan, Laurus instructed us to file for de-registration from our securities disclosure obligations, which we did in December 2008.

Following this period, a new lender was found that in turn negotiated an agreement with Laurus, to take over their debt and replace them as the secured lender.  Immediately after this agreement was formalized, the new lender foreclosed on the assets held by our company and our former subsidiaries as settlement of a substantial portion of the outstanding debt.  Since the date of foreclosure, March 27, 2009, we have worked diligently to find appropriate opportunities to establish business operations.  In October 12, 2009, we also disposed of all of our subsidiaries and more recently we became the owners of various alternative energy and water treatment technologies which have become the focus of our operations.

We are a development stage company with no revenues, have net losses and have not yet commenced the sales, manufacturing or the production of any products.

Business Description

We have secured exclusive worldwide rights to certain unique technologies each with significant potential for environmental and economic benefit and impact.  On January 15, 2012, we entered into an exclusive technology agreement with Vortex Energy Research Inc. for the exclusive rights to certain technologies for use within the field of environmental and green solutions on a worldwide basis.  Vortex Energy will retain ownership of the intellectual property.

Pursuant to the terms of the exclusive technology agreement with Vortex Energy, our company will provide funding to be released as follows:

●	$100,000 cash on or before January 1, 2013, to be used for further prototyping and completion of proof of concept testing along with patent search, analysis and patent filing costs;

●
$400,000 cash on or before June 1, 2013, but not earlier than April 30, 2013, in order to then complete their required R&D, and engage a full field-test program with no less than 3 separate sites in 3 different global geographic locations.

Following this our company will work with the inventors to bring it to a state ready for manufacturing and full-scale commercialization. Subsequently, as at December 31st, 2013, our company will then retain Vortex Energy under a separate agreement as design and manufacturing consultants with a plan to complete a larger financing round solely for manufacturing, marketing, and distribution.

On December 15, 2012, we entered into a formal addendum to the above referenced exclusive technology agreement with Vortex Energy Research Inc., dated January 15, 2012. The formal addendum relates specifically to the terms of the release of funding as described above herein, and the fact that the language defining such fund release within the original agreement did not properly reflect the original intent of the parties. The addendum is included by Exhibit to this filing.

Pursuant to the terms of the formal addendum agreement with Vortex Energy, our company will now provide funding on a “best efforts” basis to be released if/when available, up to a total of no more than $500,000 with partial amounts of such funding being potentially first released no earlier than May 15, 2013, and continuing onwards to a period no later than October 31, 2014, in order to then complete their required research and development, and to facilitate engagement of a full field-test program with no less than three separate sites in three different global geographic locations for each of the two technologies.

Subsequently, our company will work with the inventors to bring it to a state ready for manufacturing and full-scale commercialization. Following this the target date, as at December 31, 2014, our company will retain Vortex Energy under a separate agreement as design and manufacturing consultants and would plan to complete a larger financing round solely for manufacturing, marketing, and distribution.

We will focus our activities on development and commercialization of these two primary technologies.

Technology A

The first technology is a new and improved method for the design of equipment used in the heating of a variety of fluids such as oil, water (to steam).  Equipment constructed with our technology would also be able to provide continued evaporative techniques allowing for the preparation of fresh water from seawater (desalination).  The invention relates generally to the heating effects of electrical resonance (sound) phenomena that are generated by a specific arrangement(s) of electrical heating elements in either direct or indirect contact with fluid mediums such as oil or water.  The outcome of this process ultimately alters temperature, viscosity and surface tension and includes the potential for phase changes such as the production of steam and the evaporation of seawater for further collection and processing to fresh (potable) water.  We believe that this technology is highly unique as it is not a conventional electric resistance heater and following extensive testing, data collection and analysis, the energy exchange appears to occur due to the resonance (or sonic) conditions imposed on the liquid.  Our initial efforts will focus on the desalination capabilities of this technology.

Some of the largest global markets for the application of desalination technology, where the combination of rapidly growing populations, and significantly depleted ground water resources are prevalent are China, India and the Middle East region.  China and India represent key target markets for our company initiatives given strong market relationships we already have existent in these countries and we believe that they are presently focused on finding near-term solutions for the large-scale seawater desalination market. Both countries have enormous populations in water stressed regions, and political backing for higher water tariffs, and absolutely requires new and effective means to supply their people with available potable water supply.

The desalination market is driven by growing demand for water and rising marginal costs of supply. Falling costs of desalination have dramatically increased the size of the potential market.  Traditional desalination poses an environmental issue because it involves energy use and brine discharges. As a whole, the desalination industry is unconsolidated, with a large number of small and medium sized players serving different niches. The strongest players can expect strong market growth as well as increases in market share.

Given that our technology offers a new and unique means of desalination through separation of the mineral content during the evaporation/condensation process (similar to a distillation outcome), we believe that we are able to mitigating the matter of large brine discharge.  Additionally, our technology itself is far more energy efficient that the current conventional offerings.  We believe that this technology offers potential for significant market impact for desalination by offering an economic benefit while considering the environmental sensitivity of the overall desalination process.

This technology has been granted patent-pending status with the US Patent and Trademark Office.

Technology B

The second technology is a new and improved method for the combined mechanical heating and transport of fluids.  This technology particularly relates to the field of heat generation and most specifically to the heating of fluid mediums by mechanical means rather than by electrical means as with conventional electrical heating coils, through utilization of boundary layer principals and the process of cavitation.  The technology is a distinct departure and differentiation from current market technology in that a single device may serve as both the source of the heat generation and also as the fluid transport or pumping mechanism.

Cavitation heaters are devices that transfer mechanical energy into thermal energy in a working fluid.  The energy conversion in a cavitation heater has well known advantages in industrial applications where the working fluid can be damaged by contact with heating elements with a significant temperature differential (for example some food processing and chemical processing applications).  Due to this differential some constituents of the fluid may come out of solution on a heat transfer surface (as in mineralization in water heaters and boilers) or where on-demand heating is needed (as in water for residential or commercial uses). These are examples of potential global markets where this technology could serve in offering substantial savings through operating efficiencies and reduction in service and maintenance costs.

For definition, "cavitation" refers to the formation of bubbles in the fluid so that the impeller is working in a mixed phase (liquid with gas bubbles) environment. Conventional pumps are not typically designed for mixed phase flow such as this. Cavitation heaters on the other hand can be designed to induce this mixed phase laminar flow as part of the agitation of the fluid that results in the thermal conversion.

In commercial cavitation heaters, the mechanical energy driving the heater (the input energy - for example the motor driving the heater), is slightly less than the thermal energy which can then be found in fluid (as seen in the rise in temperature). This is because of the loss of energy in the conversion of mechanical to thermal energy due to inefficiencies of mechanical equipment.

Ultimately, equipment that may be commercialized around this technology offers a more efficient option for heating water than that of a standard boiler which will also require significantly less maintenance as they are self cleaning and will not experience mineral build-up which reduces the efficiency of standard boilers.

This technology has been granted patent-pending status with the US Patent and Trademark Office.

Our intentions are to develop these technologies to the point where they will be commercially viable for us to license to manufacturers who make equipment for the heating of water or desalination (Technology A), as well as industry which requires the transportation and heating of large amounts of liquids.  If we develop our technologies in accordance with our current plans, and they are accepted by industry as commercially viable, we believe that we will be able to license them in a number of ways and collect revenue from the licensing stream.  At this point however, the technologies are in their initial stages and we have recently made patent application to the US Patent and Trademark office.  There can be no assurance that we will be able to develop our technologies to the point where they will be commercially viable to license.

We believe that each of these technologies can be scaled to suit a wide range of applications including residential, commercial, and even industrial.   Each technology can potentially offer environmentally friendly, more-efficient operation than conventional technologies presently used in the marketplace. We plan to embark on a diligent and aggressive research and development effort to now build a data base of operating parameters and design considerations to optimize performance.

In this regards, we are currently focusing our efforts on:

●
continued research and development of the technologies with field-testing and concurrent market entry strategies for our two proprietary technologies targeted towards active implementation of multiple pilot projects in the next 12 – 24 months;

●	development of synergistic industry relationships and alliances with other technology companies or manufacturers of equipment which could be improved through the use of our technologies;

●
providing of project design and consultative services to governments (primarily in Asia) and particularly large builders and developers that recognize environmental sensitivity and energy and water conservation as an important feature of land planning and infrastructure development; and

●
execution of product licensing and distribution agreements for our proprietary technologies with such efforts initially directed towards key Asian markets of China, India, the Philippines, Vietnam, Thailand, as well as in the Middle East region, North, Central and parts of South America.

Intellectual Property

We have filed patent documentation for the two technologies we have acquired with the United States Patent and Trademark Office.

Competitive Business Conditions

There are a number of companies already active in the areas of environmental and renewable energy technology development and deployment that are substantially larger and better funded than we are and that have significantly longer histories in the respective marketplace. Our principal competitors for the commercialization of our technology set almost all of which have greater financial, technical, managerial, and marketing resources than we have.

We believe competition in marketing innovative environmental and renewable energy technology is based principally on the initial price of units as compared with traditional conventional systems, the period estimated to be required to recoup any higher installation costs from energy savings during operation, the reliability of the system, public familiarity with and acceptance of new technologies and systems, and the reputation of the manufacturer. To help us compete with other manufacturers with greater resources and established distribution channels, we will work to create synergistic relationships, strategic alliances and joint ventures with such larger entities if/when possible to assist to enhance our credibility and capabilities.

In our effort to compete, we intend to initiate discussions with potential candidates for joint venture or partnership possibilities. In seeking relationships, we emphasize the possible public image benefits from using environmentally friendly technologies, as well as marketing and revenue benefits.  In endeavoring to this extent we have engaged the efforts of third-party sources with strong industry, private and governmental contacts in various global markets to assist us to launch our commercialization and market entry strategies over the next 12 – 24 months with the goal of establishing multiple pilot project sites for the different technologies herein.

We do not yet have any definitive joint venture or partnership relationships in place and we cannot be certain that any will materialize.  We have recently had contact with an environmental solutions provider headquartered in the Philippines and we are in initial discussions with this group regarding the launching of a pilot project on Technology A at some time in 2013.  We have also started discussions with a renewable energy focused development company, headquartered in India.  These early discussions are premised on the possibility of deploying Technology B on a pilot basis on one of their upcoming projects in the next 12 months.  Neither of these relationships has resulted in any definitive agreements to move forward and we cannot be certain that any agreements will materialize.

While the competitors may be operating similar business models, we plan to build our competitive position in the industry through the following ways:

●	build out our board of directors and executive management team with skilled and proficient professionals;

●	continue to develop and acquire highly innovative technologies that can be considered of a disruptive nature to those conventional technologies applied in the current marketplace

●	provide a comprehensive range of environmental project and design consultative services;

●	provide marketing and promotion services for the public awareness and reputation of sustainability initiatives.

However, since we are a newly-established company, we face the same problems as other new companies starting up in an industry. Our competitors may develop similar technologies to ours and use the same methods as we do and generally be able to respond more quickly to new or emerging technologies and changes in legislation and regulations relating to the industry. Additionally, our competitors may devote greater resources to the development, promotion and sale of their technologies or services than we do. Increased competition could also result in loss of key personnel, reduced margins or loss of market share, any of which could harm our business.

Compliance with Government Regulation

Some aspects of our intended operations will be subject to a variety of national, federal, provincial, state and local laws, rules and regulations in North America and worldwide relating to, among other things, worker safety and the use, storage, discharge and disposal of environmentally sensitive materials. For example, there is a federal law, the Resource Conservation Recovery Act (“RCRA”). RCRA is the principal legislation regulating hazardous waste generation, management and disposal. Under some of the laws regulating the use, storage, discharge and disposal of environmentally sensitive materials, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, such property, as well as related costs of investigation and property damage. Laws of this nature often impose liability without regard to whether the owner or lessee knew of, or was responsible for, the presence of hazardous or toxic substances. These laws and regulations may require removal or remediation of pollutants and may impose civil and criminal penalties for violations. Some of the laws and regulations authorize the recovery of natural resource damages by the government, injunctive relief and the imposition of stop, control, remediation and abandonment orders. The costs arising from compliance with environmental and natural resource laws and regulations may increase operating costs for both us and our potential customers. We are also subject to safety policies of jurisdictional-specific Workers Compensation Boards and like agencies regulating the health and safety of workers.

In addition to the forgoing, in the future our United States, and global operations may be affected by regulatory and political developments by federal, state, provincial and local laws and regulations including but not limited to restrictions on trading of offset credits, verification of offset projects and related offset credits, price controls, tax increases, expropriation of property, modification or cancellation of contract rights, and joint ventures or other strategic alliances controls.

We are not aware of any material violations of environmental permits, licenses or approvals issued with respect to our operations. We expect to comply with all applicable laws, rules and regulations relating to our intended business. At this time, we do not anticipate any material capital expenditures to comply with environmental or various regulations and requirements.

While our intended projects or business activities have been designed to produce environmentally friendly green energy or other alternative products for which no specific existing regulations present barriers on our proposed business, any regulatory changes that impose additional restrictions or requirements on us or on our potential customers could adversely affect us through increased operating costs and potential decreased demand for our technologies or products or services, which could have a material adverse effect on our results of operations.

Research and Development

We plan to fund, up to October 31, 2014, Vortex Energy with up to Cdn $500,000 to be used for further prototyping, completion of proof of concept and  field testing of the technologies which have been acquired.

Employees

Currently, we do not have any employees other than our sole director and officer. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our development programs.

ITEM 1A.   RISK FACTORS

Risks Associated with Our Financial Condition

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

At October 31, 2012, and for the fiscal year then ended, as in previous years, we had a net loss and negative working capital, which raises substantial doubt about our ability to continue as a going concern and caused our independent auditors to include an explanatory paragraph in their report on our financial statements with respect to that uncertainty.  For the fiscal year ended October 31, 2012, we had revenues of $nil from operations.  We are currently insolvent, and we are in arrears on our current accounts.  Our ability to continue operations will depend on the successful implementation of management’s initiatives to raise additional funding and bring our business to profitability. If we are unable to raise or obtain needed funding, we may be forced to discontinue operations.

Our current liabilities are significant, and if those to whom we owe accounts payable were to demand payment, we would be unable to pay.

At October 31, 2012, we had total current liabilities of approximately $957,000, including accounts payable at approximately $346,000 and accrued expenses of approximately $23,000.  As of the same date, we had cash of only $146.  If those to whom these payments are due were to demand immediate payment, as they are entitled to do, we would not be able to make the required payments and would be subject to liability if our creditors chose to enforce their rights, which could result in our bankruptcy and liquidation, at worst.  Under such a scenario, our assets would be distributed to our creditors leaving nothing to be distributed to our stockholders.

We currently have no significant operating capital and will need to raise additional capital to implement our business plan.

We presently have no significant operating capital.  We believe that we will need to raise approximately $1.0 million to meet our preliminary targets by the end of fiscal year 2013.  We have no commitments for that funding, and we cannot provide any assurance that we will raise any meaningful amount of capital.  We will need to seek additional financing from the sale of equity or from commercial lenders or other sources, for which we have no commitments or arrangements, or we will be required to delay the implementation of our business plan.

If we are unable to obtain financing in the amounts and on terms and dates acceptable to us, we may not be able to expand or continue our operations and developments and so may be forced to scale back or cease operations or discontinue our business and you could lose your entire investment.

We do not currently have any arrangement for financing. For the foreseeable future, we intend to fund our operations and capital expenditures from limited cash flow and our cash on hand. If our capital resources are insufficient, we will have to raise additional funds for the continued development of our business and the marketing of our products. Such additional funds may be raised through the sale of additional stock, stockholder and director advances and/or commercial borrowing. There can be no assurance that a financing will continue to be available if necessary to meet these continuing development costs or, if the financing is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us will result in a significant dilution in the equity interests of our stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may not be able to expand or continue our operations and developments and so may be forced to scale back or cease operations or discontinue our business and you could lose your entire investment.

We currently have no significant operating capital and are dependent upon the success of this offering to be able to implement our business plan.  We presently have no significant operating capital and are substantially dependent upon receipt of the proceeds from our sale of a substantial number of shares of this offering to provide the capital necessary to execute our business plan. No person has committed to purchase any shares in this offering, and we have no commitments for other funding. There is no minimum offering amount, and we cannot provide any assurance that we will raise any meaningful amount of capital in this offering. In the event that the proceeds from this offering are not sufficient, we will need to seek additional financing from commercial lenders or other sources, for which we have no commitments or arrangements, or we will be required to delay the implementation of our business plan.

Our management has identified significant internal control deficiencies, which management and our independent registered public accountants believe constitute material weaknesses.

In connection with the preparation of our financial statements for the year ended October 31, 2012, certain significant internal control deficiencies became evident to management that, in the aggregate, represent material weaknesses, including:

●	lack of sufficient independent directors to form a separate audit committee;

●	insufficient corporate governance policies; and

●	segregation of duties in the accounting and finance department.

As part of the communications respecting its audit procedures for the year ended October 31, 2012, our independent registered public accountants informed the audit committee that these deficiencies constituted material weaknesses, as defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board.  We cannot be certain that we will have the necessary financing to address these deficiencies or that we will be able to attract qualified individuals to serve on our board.  Our failure to successfully remediate these issues could lead to heightened risk for financial reporting mistakes and irregularities and a further loss of public confidence in our internal controls that could harm the market price of our common stock.

During the 2013 fiscal year, management plans to undertake appropriate and reasonable steps to make the necessary improvements to implement changes to remediate the deficiencies, including attracting independent directors, reorganizing our corporate governance policies and processes and hiring employees providing we have the proper financial resources.

Risks Associated with Our Business

We may not succeed if we are unable to attract employees and retain the services of our key personnel.

Our performance is substantially dependent on retaining current management and key personnel and on recruiting and hiring additional management and key personnel. In particular, we will rely on the expertise of Jason McDiarmid, our chief executive officer and chief financial officer. If we are unable to retain Mr. McDiarmid, or if we are unable to hire suitable sales, marketing, and operational personnel, we may not be able to successfully develop, improve, market, and sell products based on our technology. We have not obtained key-man life insurance on our officers or directors. Competition for individuals with the qualifications that we require is intense, and we may not be able to attract, assimilate, or retain these highly qualified people. The failure to attract, integrate, motivate, and retain these employees could harm our business.

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

We believe that our success will be dependent to a large extent on proprietary features of our technologies we have licensed. We expect that we may continue to use proprietary technologies for future product enhancements. Unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. We have filed patent applications for our technologies but as yet have not obtained full patent protection or obtained any copyright or trademark protection and we have not entered into confidentiality or noncompetition agreements with any of our officers, directors, or employees. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where applicable laws may not protect our proprietary rights as fully as in the United States. We may be unable to adequately protect our proprietary technology and preclude competitors from independently developing products with functionality or features similar to those of our products.

Claims that we infringe upon the intellectual property rights of others could be costly to defend or settle.

Litigation regarding intellectual property rights is common.  We may, from time to time, encounter disputes over rights and obligations concerning intellectual property.  Although we believe that our intellectual property rights will be sufficient to allow us to market products and services without incurring third-party liability, third parties may bring claims of infringement against us.  Any litigation to defend against claims of infringement or invalidity, whether or not meritorious, could result in substantial costs and diversion of resources.  Furthermore, a party making a claim could secure a judgment that would require us to pay substantial damages.  A judgment could also include an injunction or other court order that could prevent us from selling products or services.  Our business, operating results, and financial condition could be harmed if any of these events occurred.

We may be exposed to the risk of product liability claims in the future related to our environmental technologies under development.

Any future sales of the technologies will carry significant risks of product liability. Damage may exceed our product liability insurance and any successful product liability claim made against us could substantially reduce or eliminate any economic return to our stockholders or us.

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

We expect a substantial portion of our revenues to be based on sales and services rendered to customers outside the United States and Asia. As a result, if the relative strength of the dollar increases as related to the value of the relevant Asian currency, our financial performance would likely be adversely affected and it would become more difficult to compete with entities whose operations were conducted outside the United States in the relevant currencies. We have no plan or policy to utilize forward contracts or currency options to minimize this exposure, and even if these measures are implemented, they may not be cost-effective or fully offset such future currency risks.

If we are unable to successfully manage growth, our operations could be adversely affected, and our business may fail.

Our progress is expected to require the full utilization of our management, financial and other resources. Our ability to manage growth effectively will depend on our ability to improve and expand operations, including our financial and management information systems, and to recruit, train and manage sales personnel. There can be no assurance that management will be able to manage growth effectively.

Because we do not have sufficient insurance to cover our business losses, we might have uninsured losses, increasing the possibility that you may lose your investment.

We may incur uninsured liabilities and losses as a result of the conduct of our business. We do not currently maintain any comprehensive liability or property insurance. Even if we obtain such insurance in the future, we may not carry sufficient insurance coverage to satisfy potential claims. We do not carry any business interruption insurance. Should uninsured losses occur, any purchasers of our common stock could lose their entire investment.

We may have liabilities to affiliated or unaffiliated third parties incurred in the regular course of our business.

We will regularly do business with third party vendors, customers, suppliers and other third parties and thus we are always subject to the risk of litigation from customers, employees, suppliers or other third parties because of the nature of our business. Litigation could cause us to incur substantial expenses and, negative outcomes of any such litigation could add to our operating costs which would reduce the available cash from which we could fund our ongoing business operations.

Our market is characterized by rapid technological change, and if we fail to develop and market new technologies rapidly, we may not become profitable in the future.

The environmental and renewable energy industries are characterized by rapid technological change that could render our existing technologies obsolete. The development of our technologies entails significant technical and business risks. We can give no assurance that we will successfully use new technologies effectively or adapt our technologies to other customer requirements or needs. If our management is unable, for technical, legal, financial, or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, we may never become profitable which may result in the loss of all or part of your investment.

Our technical systems are vulnerable to interruption and damage that may be costly and time-consuming to resolve and may harm our business and reputation.

A disaster could interrupt our services for an indeterminate length of time and severely damage our business, prospects, financial condition and results of operations. Our systems and operations are vulnerable to damage or interruption from fire, floods, network failure, hardware failure, software failure, power loss, telecommunication failures, break-ins, terrorism, war or sabotage, computer viruses, denial of service attacks, penetration of our network by unauthorized computer users and "hackers" and other similar events, and other unanticipated problems.

We may not have developed or implemented adequate protections or safeguards to overcome any of these events. We may also not have anticipated or addressed many of the potential events that could threaten or undermine our technology network. Any of these occurrences could cause material interruptions or delays in our business, result in the loss of data or render us unable to provide services to our customers. In addition, if anyone can circumvent our security measures, he or she could destroy or misappropriate valuable information or disrupt our operations. Our insurance, if any, may not be adequate to compensate us for all the losses that may occur as a result of a catastrophic system failure or other loss, and our insurers may decline to do so for a variety of reasons.

If we fail to address these issues in a timely manner, we may lose the confidence of our customers, and our revenue may decline and our business could suffer.

The loss of the services of our executive officer would disrupt our operations and interfere with our ability to compete.

We depend upon the continued contributions of our executive officer. Our executive officer handles all of the responsibilities in the area of corporate administration and business development. We do not carry key person life insurance on any of their lives and the loss of services of any of these individuals could disrupt our operations and interfere with our ability to compete with others.

Our sole officer and director will allocate some portion of his time to other businesses thereby causing conflicts of interest in his determination as to how much time to devote to our affairs as well as other matters.

Jason McDiarmid, our current sole executive officer and director, is not required to commit his full time to our affairs, which could create a conflict of interest when allocating his time between our operations and his other commitments. He is not obligated to devote any specific number of hours to our affairs, but it is estimated that he will devote approximately 20 hours per week on our business.

Mr. McDiarmid is an entrepreneur and gets involved in ventures relating to new technologies in fields that do not compete with our business. However, if his other activities require him to devote more substantial amounts of time to them, it could limit his ability to devote time to our affairs and could have a negative impact on our ability to pursue our business plan. Additionally, Mr. McDiarmid and future company officers and directors may become aware of business opportunities that may be appropriate for presentation to us and the other entities to which they owe fiduciary duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure anyone that these conflicts will be resolved in our favor.

Risks Associated with Our Common Stock

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of their shares.

Sales of a substantial number of shares of our common stock into the public market by the selling stockholders may result in significant downward pressure on the price of our common stock and purchasers who acquire shares from the selling stockholders may lose some or all of their investment.

Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock, when and if such market develops. As a result of any such decreases in price of our common stock, purchasers who acquire shares from the selling stockholders may lose some or all of their investment.

Because we can issue additional shares of our common stock, purchasers of our common stock may experience dilution in their ownership of our company in the future.

We are authorized to issue up to 500,000,000 shares of common stock.  As of February 4, 2013 there were 17,332,445 shares of our common stock issued and outstanding and no shares of our preferred stock issued and outstanding.  Our board of directors has the authority to cause our company to issue additional shares of common stock or preferred stock without the consent of any of our stockholders. Consequently, our stockholders may experience dilution in their ownership of our company in the future.

Because we do not intend to pay any dividends on our common stock, investors seeking dividend income or liquidity should not purchase shares of our common stock in this offering.

We do not currently anticipate declaring and paying dividends to our stockholders in the foreseeable future. It is our current intention to apply net earnings, if any, in the foreseeable future to increasing our working capital. Prospective investors seeking or needing dividend income or liquidity should, therefore, not purchase our common stock. We currently have no material revenues and a history of losses, so there can be no assurance that we will ever have sufficient earnings to declare and pay dividends to the holders of shares of our common stock, and in any event, a decision to declare and pay dividends is at the sole discretion of our board of directors, which currently do not intend to pay any dividends on shares of our common stock for the foreseeable future.

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the Financial Industry Regulatory Authority, which we refer to as FINRA, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our common stock and have an adverse effect on the market for shares of our common stock.

Please read this prospectus carefully. You should rely only on the information contained in this prospectus. We have not authorized anyone to provide you with different information. You should not assume that the information provided by the prospectus is accurate as of any date other than the date on the front of this prospectus.

Risk Related to Potential Operations in China

Uncertainties with respect to the People’s Republic of China’s (“PRC”) legal system could limit the legal protections available to you and us.

The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations, and rules are not always uniform, and enforcement of these laws, regulations, and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. As a result, it could be difficult for investors to affect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property, and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between the U.S. dollar and RMB and between those currencies and other currencies in which any potential sales may be denominated. Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars, as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the RMB has no longer been pegged to the U.S. dollar. Although the People's Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Restrictions under PRC law on our PRC subsidiaries' ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our business.

PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to its offshore parent company. PRC legal restrictions permit payments of dividends by any PRC subsidiaries we may have in the future only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Any limitations on the ability of any future PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

 As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 2.   PROPERTIES

We do not currently own any real property.  Our corporate office is located at 15/F Radio City, 505-511 Hennessy Road, Causeway Bay, Hong Kong, for which we are charged a fee for each 6-month period of $4,200 HKD.

ITEM 3.   LEGAL PROCEEDINGS

On July 16, 2007, our former subsidiary, Earth Source Energy Inc., filed a lawsuit in the Supreme Court of British Columbia against Lynn Mueller, Mark McCooey, and Free Energy Solutions, Inc. The suit alleged that Mueller, a former vice president of Earth Source, and McCooey, a former consultant to Earth Source, breached their noncompetition agreements with Earth Source and their fiduciary obligations to it, either wrongfully or dishonestly assisted by Free Energy Solutions. Earth Source’s lawsuit sought unspecified monetary damages, a return of its proprietary information, and an injunction prohibiting defendants from using its confidential and proprietary information and soliciting the business of its customers.

On November 14, 2007, the defendants in the lawsuit filed by our former subsidiary, Earth Source Energy Inc., Lynn Mueller, Mark McCooey, and Free Energy Solutions Inc., filed a counterclaim against us, our president and chief executive officer, Jason McDiarmid, our former chief financial officer, Kenneth G.C. Telford and vice-president, Stevan Perry, alleging breach of contract, wrongful dismissal, defamation, abuse of process, and other claims and seeking general monetary damages. We believe that the counterclaims were entirely without merit and were vigorously defended.

Although this lawsuit remains on record with the Courts, a resolution has not been pursued by either our company, the Defendants and/or the Counterclaimants since late calendar 2008 and as such is not deemed by management to be of any material consequence to the going forward plan for the business.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

In the United States, our common shares are quoted on the Over-the-Counter Bulletin Board under the trading symbol “ESIV.” The following quotations, obtained from Stockwatch, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Our common shares were originally quoted for trading on the OTCBB on May 11, 2005.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board(1)
Quarter Ended	High	Low
October 31, 2012	$0.0012	$0.0012
July 31, 2012	$0.0012	$0.0011
April 30, 2012	$0.002	$0.001
January 31, 2012	$0,012	$0.002
October 31, 2011	$0.011	$0.002
July 31, 2011	$0.03	$0.011
April 30, 2011	$0.05	$0.001
January 31, 2011	$0.0065	$0.0004
October 31, 2010	$0.0045	$0.0003

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

We currently act as our own registrar and transfer agent for our common shares.

As of October 31, 2012, we had approximately 190 stockholders of record of our common stock.  As of such date 17,332,445 shares of our common stock were issued and outstanding.

Dividend Policy

The payment of cash dividends by us is within the discretion of our board of directors and depends in part upon our earnings levels, capital requirements, financial condition, any restrictive loan covenants, and other factors our board considers relevant.  Since our inception, we have not declared or paid any dividends on our common stock and we do not anticipate paying such dividends in the foreseeable future.  We intend to retain earnings, if any, to finance our operations and expansion.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended October 31, 2012 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended October 31, 2012.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no long-term incentive plans.

ITEM 6.  SELECTED FINANCIAL DATA

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended October 31, 2012 and October 31, 2011 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 8 of this annual report.

Critical Accounting Policies and Estimates

Intangible Assets

Intangible assets consist of intellectual property. Intangible assets with definite lives or bases for productivity are recorded at cost and are amortized over the expected life or productivity base of the asset. Intangible assets with indefinite lives are not amortized but are evaluated periodically for impairment. Management tests intangible assets for impairment at least annually or more frequently whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our company determined that there is no impairment of intangible assets for the year ended October 31, 2012.

Income Taxes

Deferred income tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, operating loss, and tax credit carryforwards, and are measured using the enacted income tax rates and laws that will be in effect when the differences are expected to be recovered or settled.  Realization of certain deferred income tax assets is dependent upon generating sufficient taxable income in the appropriate jurisdiction.  Our company records a valuation allowance to reduce deferred income tax assets to amounts that are more likely than not to be realized.  The initial recording and any subsequent changes to valuation allowances are based on a number of factors (positive and negative evidence).  Our company considers its actual historical results to have a stronger weight than other, more subjective, indicators when considering whether to establish or reduce a valuation allowance.

Our company continually evaluates its uncertain income tax positions and may record a liability for any unrecognized tax benefits resulting from uncertain income tax positions taken or expected to be taken in an income tax return.  Estimated interest and penalties are recorded as a component of interest expense and other expense, respectively.

Because tax laws are complex and subject to different interpretations, significant judgment is required.  As a result, our company makes certain estimates and assumptions in: (1) calculating its income tax expense, deferred tax assets, and deferred tax liabilities; (2) determining any valuation allowance recorded against deferred tax assets; and (3) evaluating the amount of unrecognized tax benefits, as well as the interest and penalties related to such uncertain tax positions.  Our company’s estimates and assumptions may differ significantly from tax benefits ultimately realized.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the years ended October 31, 2012 and 2011, outstanding stock options and warrants are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

Comprehensive Income (Loss)

Our company has no components of other comprehensive income (loss) and accordingly, no statement of comprehensive income (loss) is included in the accompanying financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the fiscal year. Our company bases its estimates on historical experience, current conditions and on other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates and assumptions.

Financial Instruments

Our company has the following financial instruments: accounts payable, accrued expenses and compensation, advances for subscriptions, and amounts due to stockholders. The carrying value of these financial instruments approximates their fair value due to their liquidity or their short-term nature.

Share-Based Compensation

Our company accounts for stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest.  The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our company’s valuation techniques previously utilized for options in footnote disclosures.

Plan of Operation

In order to effectively execute our near-term plan of operation we will need to raise additional capital. At present we have no specific commitments for such financing. To date, we have generated no material revenue from our operations, we are unable to predict with certainty how soon we will have our technologies ready for market, we continue to accumulate losses, and we do not have enough cash to satisfy our cash requirements for the next twelve months.

Our plan of operation over the next 24 month period will be focused towards the below efforts:

●
continued research and development of the technologies with field-testing and concurrent market entry strategies for our two proprietary technologies targeted towards active implementation of multiple pilot projects in the next 12 – 24 months;

●	on-going development of synergistic industry relationships and alliances with other technology companies or manufacturers of equipment which could be improved through the use of our technologies;

●
providing of project design and consultative services to governments (primarily in Asia) and particularly large builders and developers that recognize environmental sensitivity and energy and water conservation as an important feature of land planning and infrastructure development; and

●
execution of product licensing and distribution agreements for our proprietary technologies with such efforts initially directed towards key Asian markets of China, India, the Philippines, Vietnam, Thailand, as well as in the Middle East region, North, Central and parts of South America.

Anticipated Cash Requirements

We anticipate that we will incur the following expenses over the next twelve months:

Expense Item	Cost
General and administrative expenses	$250,000
Legal and accounting fees	$50,000
Sales and marketing expenses	$200,000
Consulting fees and expenses	$150,000
Research and development expenses	$350,000
Total:	$1,000,000

Results of Operations

We will require funds to increase and diversify our business.  We will continue to rely on funds raised through the sale of our common stock or other third-party facilities available to us.  As of October 31, 2012, we were in need of equity or debt financing in order to expand operations and execute our business plans.  We cannot assure that we will raise the required funds.

We had a loss from operations for the year ended October 31, 2012, of approximately $1.2 million, as compared to a net loss from operations for the year ended October 31, 2011, of approximately $205,000.  We had a net loss for the year ended October 31, 2012, of approximately $1.1 million, as compared to a net loss for the year ended October 31, 2011, of approximately $185,000.  The increased loss for the year ended October 31, 2012, is primarily attributable to an increase in marketing expenses of approximately $1 million.

Liquidity and Capital Resources

During the fiscal year ended October 31, 2012, we used cash of approximately $56,000 for operating activities from operations, while financing activities provided approximately $56,000 in cash.  During the fiscal year ended October 31, 2011, we used cash of approximately $1,000 for operating activities from operations while financing activities provided cash of approximately $1,000.

Although we are generating no revenues from continuing operations, we still have substantial ongoing losses, and we do not have enough cash to satisfy our cash requirements.  In their report on our audited consolidated financial statements for the fiscal year ended October 31, 2012, as in previous years, our independent registered accountants stated that conditions exist that raise substantial doubt as to our ability to continue as a going concern.

Our working capital deficit at October 31, 2012, was approximately $957,000, as compared to a working capital deficit of approximately $975,000 at October 31, 2011.  At October 31, 2012, we had an accumulated deficit during the development stage of approximately $1.5 million and stockholders’ deficiency of approximately $700,000, as compared to an accumulated deficit during the development stage of approximately $356,000 and total stockholders’ deficiency of approximately $975,000 at October 31, 2011.

Based on our current level of expenditures, we estimate that cash of approximately $250,000 per quarter will be required to fund operations through October 31, 2013.  Actual expenditures will depend both on the level of expenditures and the availability of funds.

Future Financings

We intend to rely on the sales of our products and services, as well as on the sale of securities and loans from stockholders and others, to meet our cash requirements.  We may seek to sell common or preferred stock in private placements.  We have no commitments from anyone to purchase our common or preferred stock or to loan funds.  We cannot assure that we will be able to raise additional funds or to do so at a cost that will be economically viable.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Equity Compensation

We do not have any equity compensation plans or arrangements.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Essential Innovations Technology Corp.

We have audited the accompanying balance sheet of Essential Innovations Technology Corp. (a development stage company) as of October 31, 2012 and the related statements of operations, stockholders’ equity, and cash flows for the year then ended and from inception (November 1, 2009) to October 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Essential Innovations Technology Corp. as of October 31, 2012, and the results of its operations and cash flows for the year then ended and inception to October 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the accompanying financial statements, the Company has incurred losses, has not generated any revenue, and has negative operating cash flows since the inception of the development activities. These factors, and the need for additional financing in order for the Company to meet its business plans, raise substantial doubt about its ability to continue as a going concern. Management’s plan to continue as a going concern is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s:/ Ingenium Accounting Associates

Reno, Nevada
February 13, 2013

4755 Caughlin Parkway, Suite A • Reno, NV 89519
(775) 771 2753   F (775) 827 1774   Marty@IngeniumCPA.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Essential Innovations Technology Corp.
Hong Kong, China

We have audited the accompanying balance sheet of Essential Innovations Technology Corp. ("the Company") (a development stage company) as of October 31, 2011, and the related statements of operations, stockholders' equity (deficiency), and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Essential Innovations Technology Corp. as of October 31, 2011, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has not generated any revenue has a substantial accumulated deficit, and does not have positive cash flows from operating activities.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
September 19, 2012

ESSENTIAL INNOVATIONS TECHNOLOGY CORP
(a development stage enterprise)
Balance Sheets
October 31, 2012 and 2011

	2012	2011
Assets

Current assets:
Cash	$146	$-
Total current assets	146	-

Intellectual property	260,068	-
Total assets	$260,214	$-

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$345,920	$466,501
Accrued expenses	22,500	-
Accrued compensation	90,000	-
Advances for subscriptions	-	13,977
Amounts due to stockholders	7,645	3,650
Current portion of long term debt	491,299	491,299
Total current liabilities	957,364	975,427

Stockholders' Deficiency
Preferred stock:
$0.001 par value, authorized 10,000,000 shares,
issued and outstanding nil shares (2011 - nil)	-	-
Common stock:
$0.001 par value, authorized 500,000,000 shares,
issued and outstanding 17,332,445 shares (2011 - 11,622,560)	17,333	11,622
Additional paid-in capital	2,617,922	1,218,588
Accumulated deficit	(1,849,309)	(1,849,309)
Deficit accumulated during development stage	(1,483,096)	(356,328)
Total stockholders' deficiency	(697,150)	(975,427)
Total liabilities and stockholders' deficiency	$260,214	$-

See accompanying notes to financial statements

ESSENTIAL INNOVATIONS TECHNOLOGY CORP
(a development stage enterprise)
Statements of Operations
For the Years Ended October 31, 2012 and 2011 and for the period from commencement of development stage, November 1, 2009,
to October 31, 2012

	2012	2011	cumulative from commencement of development stage, November 1, 2009, to October 31, 2012

Revenue	$-	$-	$-

Expenses:
General and administrative	115,373	205,250	467,023
Marketing	1,041,000	-	1,041,000
Total operating expenses	1,156,373	205,250	1,508,023

Loss from operations	(1,156,373)	(205,250)	(1,508,023)

Interest expense	(25,395)	(26,760)	(77,366)
Gain on debt forgiveness	55,000	47,293	102,293

Net Loss	$(1,126,768)	$(184,717)	$(1,483,096)

Net loss per share
Basic and diluted net loss per share	$(0.07)	$(0.05)

Weighted average number of shares outstanding
Basic and diluted	16,125,707	3,802,627

See accompanying notes to financial statements

ESSENTIAL INNOVATIONS TECHNOLOGY CORP
(a development stage enterprise)
Statements of Stockholders' Equity (Deficiency) and Comprehensive Loss
From commencement of development stage (November 1, 2009) to October 31, 2012

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Deficit Accumulated during Development Stage	Total Stockholders' Equity (Deficiency)
	Number of Shares	Amount

Balance October 31, 2009	3,444,120	$3,444	$19,245,950	$(21,095,259)	$-	$(1,845,865)

Effect of quasi-reorganization			(19,245,950)	19,245,950		-

Net loss	-	-	-	-	(171,611)	(171,611)

Balance October 31, 2010	3,444,120	3,444	-	(1,849,309)	(171,611)	(2,017,476)

Net loss	-	-	-		(184,717)	(184,717)

Common stock issued on October 15, 2011
-for settlement of advances due to related parties	1,112,273	1,112	165,729	-	-	166,841
-for accrued remuneration	5,706,167	5,706	850,219	-	-	855,925
-for services received	800,000	800	119,200	-	-	120,000
-for services received from related parties	560,000	560	83,440			84,000

Balance October 31, 2011	11,622,560	$11,622	$1,218,588	$(1,849,309)	$(356,328)	$(975,427)

Net loss	-	-	-	-	(1,126,768)	(1,126,768)

Common stock issued for services received
- November 12, 2011	625,000	625	155,375	-	-	156,000
- December 15, 2011	1,440,000	1,440	358,560	-	-	360,000
- January 15, 2012	1,250,000	1,250	310,750	-	-	312,000
- January 31, 2012	37,500	38	7,462	-	-	7,500
- February 5, 2012	375,000	375	92,625	-	-	93,000
- February 15, 2012	500,000	500	119,500	-	-	120,000

Issuances on January 15, 2012 for intellectual property acquired
-Common stock	1,000,000	1,000	199,000	-	-	200,000
-Options	-	-	60,068	-	-	60,068

Common stock issued January 31, 2012 to related parties for services received	150,000	150	29,850	-	-	30,000

Common stock issued July 30, 2012 for funds received	244,885	245	48,732	-	-	48,977
Common stock issued July 30, 2012 for settlement of amounts owing	87,500	88	17,412	-	-	17,500

Balance October 31, 2012	17,332,445	$17,333	$2,617,922	$(1,849,309)	$(1,483,096)	$(697,150)

See accompanying notes to financial statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP
(a development stage enterprise)
Statements of Cash Flows
For the Years Ended October 31, 2012 and 2011 and for the period from commencement of development stage, November 1, 2009,
to October 31, 2012

	2012	2011	cumulative from commencement of development stage, November 1, 2009, to October 31, 2012

Cash flows from operating activities:

Net loss	$(1,126,768)	$(184,717)	$(1,483,096)
Adjustments to reconcile net loss for the period to
net cash used in operating activities:
Common stock issued to related parties for services received	30,000	84,000	114,000
Common stock issued for services received	1,048,500	120,000	1,168,500
Gain on forgiveness of debt	(55,000)	(47,293)	(102,293)

Changes in assets and liabilities:
Accounts payable	(65,581)	26,760	(13,610)
Accrued expenses	22,500	-	82,500
Accrued compensation	90,000	-	174,000

Net cash used in operating activities	(56,349)	(1,250)	(59,999)

Cash provided by financing activities:
Proceeds received for common stock	35,000	-	35,000
Advances from stockholders, net	21,495	1,250	25,145

Net cash provided by financing activities	56,495	1,250	60,145

Increase in cash during the period	146	-	146

Cash at beginning of the period	-	-	-

Cash at end of the period	$146	$-	$146

See accompanying notes to financial statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP
(a development stage enterprise)
Statements of Cash Flows (continued)
For the Years Ended October 31, 2012 and 2011 and for the period from commencement of development stage, November 1, 2009,
to October 31, 2012

Supplementary Information:

	2012	2011	cumulative from commencement of development stage, November 1, 2009, to October 31, 2012

Cash paid for:	$-	$-	$-
Income taxes	$-	$-	$-
Interest

Non-cash transactions:
Common stock issued for settlement of amounts owing	$17,500	$166,841	$184,341
Common stock issued for accrued remuneration	-	855,925	855,925
Intellectual property acquired for common stock and options	260,068	-	260,068
Common stock issued for settlement of subscriptions received in prior periods	13,977	-	13,977

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization

Essential Innovations Technology Corp. (the “Company”) was incorporated under the laws of the state of Nevada on April 4, 2001. On March 27, 2009 the Company’s assets and operations relating to the business of manufacture, sales and installation of geo exchange heat products and technology were foreclosed on in satisfaction of $2,413,070 owing to a secured lender. As virtually all of the assets and resources available to the Company were seized in the settlement of the debt owing to the secured lender, the Company ceased operations. Certain employees of the Company at the time of cessation of business were provided employment by the secured lender and the secured lender settled certain liabilities of the Company critical to their business. The Company disposed of all of its remaining subsidiaries in October 2009. Liabilities of these subsidiaries were generally assumed by the purchaser and the management is of the opinion that no liabilities of its former subsidiaries are attributable to the Company.

Following the foreclosure and disposal of subsidiaries, the Company went through a quasi reorganization of i) approving the consolidation of the Company’s outstanding stock on the basis of 1 new share for each 20 shares; and ii) revaluing assets and liabilities and applying the balance of Additional Paid in Capital, in the amount of $19,245,950 against accumulated deficit.

Development Stage

The Company is devoting substantially all of its efforts on establishing the business and principal operations have not commenced. All losses accumulated since inception of the development stage have been considered as part of the Company’s development stage activities.

The Company re- entered the development stage effective November 1, 2009.

Going Concern

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not generated any revenue since commencement of the development stage, has an accumulated deficit, and has had no positive cash flows from operations. As noted in Note 2 to these financial statements the Company acquired rights to certain intellectual property and it is the Company’s intention to raise additional equity to finance development of a market for its products until positive cash flows can be generated from its operations. However, there can be no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company. Such limitations could have a material adverse effect on the Company’s business, financial condition or operations, and these financial statements do not include any adjustment that could result. Failure to obtain sufficient additional funding would necessitate the Company to reduce or limit its operating activities or even discontinue operations.

Basis of presentation

These financial statements have been prepared in accordance accounting principles generally accepted in the United States of America (“GAAP”).

Intangible Assets

Intangible assets consist of intellectual property. Intangible assets with definite lives or bases for productivity are recorded at cost and are amortized over the expected life or productivity base of the asset. Intangible assets with indefinite lives are not amortized but are evaluated periodically for impairment. Management tests intangible assets for impairment at least annually or more frequently whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company determined that there is no impairment of intangible assets for the year ended October 31, 2012.

Advertising Expenses

Advertising costs are expensed as incurred. The Company did not incur any advertising costs during the years ended October 31, 2012 and 2011.

Income Taxes

Deferred income tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, operating loss, and tax credit carryforwards, and are measured using the enacted income tax rates and laws that will be in effect when the differences are expected to be recovered or settled.  Realization of certain deferred income tax assets is dependent upon generating sufficient taxable income in the appropriate jurisdiction.  The Company records a valuation allowance to reduce deferred income tax assets to amounts that are more likely than not to be realized.  The initial recording and any subsequent changes to valuation allowances are based on a number of factors (positive and negative evidence).  The Company considers its actual historical results to have a stronger weight than other, more subjective, indicators when considering whether to establish or reduce a valuation allowance.

The Company continually evaluates its uncertain income tax positions and may record a liability for any unrecognized tax benefits resulting from uncertain income tax positions taken or expected to be taken in an income tax return.  Estimated interest and penalties are recorded as a component of interest expense and other expense, respectively.

Because tax laws are complex and subject to different interpretations, significant judgment is required.  As a result, the Company makes certain estimates and assumptions in: (1) calculating its income tax expense, deferred tax assets, and deferred tax liabilities; (2) determining any valuation allowance recorded against deferred tax assets; and (3) evaluating the amount of unrecognized tax benefits, as well as the interest and penalties related to such uncertain tax positions.  The Company’s estimates and assumptions may differ significantly from tax benefits ultimately realized.

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the years ended October 31, 2012 and 2011, outstanding stock options and warrants are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

Comprehensive Income (Loss)

The Company has no components of other comprehensive income (loss) and accordingly, no statement of comprehensive income (loss) is included in the accompanying financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the fiscal year. The Company bases its estimates on historical experience, current conditions and on other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates and assumptions.

Financial Instruments

The Company has the following financial instruments: accounts payable, accrued expenses and compensation,  and amounts due to stockholders. The carrying value of these financial instruments approximates their fair value due to their liquidity or their short-term nature.

Share-Based Compensation

The Company accounts for stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest.  The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in footnote disclosures.

Recent Accounting Pronouncements

The Company reviews recently adopted and proposed accounting standards on a continual basis. For the years ended October 31, 2012 and 2011 no new pronouncements had a material impact on the Company’s financial statements.

Note 2.   Intellectual Property

During the year ended October 31, 2012 the Company acquired exclusive worldwide technology rights for two heating technologies from a company (the “grantor”) controlled by the father of the sole officer and director of the Company.  During the period, grantor and the Company filed application with the United States Patent and Trademark Office for patent protection and have been granted patent-pending status for each of the two heating technologies. The Company paid to grantor 1,000,000 shares of common stock of the Company, with an estimated fair value of $200,000, and fully-vested options to purchase 500,000 shares of common stock, until January 15, 2017, at an exercise price of $0.25 per share, with an estimated fair value on the grant date of $60,068, for the exclusive technology rights.

The Company will also pay, for an indefinite term, to the grantor a royalty of 3% of gross proceeds earned from sale or use of the technology.

Additionally, the Company has agreed over the next two years and on a best efforts basis, to provide funding for the grantor of up to $500,000 for the grantor to use for prototyping and commercialization of the technology.  Upon successful best-efforts financing the Company then agrees to provide additional funding to the grantor, upon the grantor’s achievement of certain milestones. If at any point during the on-going development program by the grantor, it is determined that any of the technologies are not commercially viable, then any such further best efforts funding will no longer be provided to the grantor.  A technology assessment will be completed for each and every $50,000 invested into the development efforts to monitor and ensure that mutually agreeable milestones and successes are being achieved before additional best efforts funding need continue.

During the year ended October 31, 2012 the Company did not incur any research and development costs related to this agreement.

Note 3. Term Loan

The foreclosure of the Company’s operations and assets relating to the business of manufacture, sales and installation of geo exchange heat products and technology on March 27, 2009 were in satisfaction of $2,413,070 owing to a secured lender. The Company still owes $491,299 to a secured lender.  By agreement, the secured lender has agreed that there will be no further interest, penalties or fees charged and that the Company has until October 31, 2013 to negotiate a settlement of this debt with the secured lender. The debt is secured by a charge over all the assets of the Company.

Note 4. Related-Party Transactions and Balances

Advances due to Stockholders

During the year ended October 31, 2012 and 2011 stockholders of the Company advanced $24,030 and $1,250, respectively and were repaid $2,535 and $nil, respectively. The balance owing as at October 31, 2012 of $7,645 is included in advances due to stockholders.

During the years ended October 31, 2012 and 2011, $17,500 and $166,841, respectively, of amounts due to stockholders were settled in full by issuing 87,500 and 1,112,273, respectively, shares of common stock.

Accrued Remuneration and Services

During the years ended October 31, 2012 and 2011 the Company’s president and sole director provided management services for which the amounts of $120,000 and $84,000 respectively have been accrued. During the year ended October 31, 2012 $30,000 of the accrual was settled through the issuance of 150,000 shares of common stock. The balance owing as at October 31, 2012 of $90,000 is included in accrued compensation.

During the year ended October 31, 2012 we issued 1,000,000 shares of common stock and 500,000 fully vested stock options to the father of our sole officer and director in exchange for the exclusive worldwide marketing rights to certain heating and cooling technology.  See Note 2 for additional detail.

During 2011, $855,925 of accrued compensation was settled in full by issuing 5,706,167 shares of common stock and $84,000 of services provided by the president and sole director of the Company were settled in full by the issuance of 560,000 shares of common stock.

Note 5. Share Capital

Preferred Stock

The Company’s authorized capital includes 500,000 shares of preferred stock of $0.001 par value. The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

No shares of preferred stock are issued and outstanding as of October 31, 2012 and 2011.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, par value of $0.001.

On September 18, 2009, the Board of Directors approved the consolidation of the issued and outstanding common stock on the basis of one new share for each 20 shares, effective upon approval of the regulatory authorities.  The Company’s common stock was consolidated effective as of  March 21, 2011 and the authorized number of shares of common stock reduced to 25,000,000.

On May 3, 2012 the Board of Directors approved the immediate increase in authorized shares of common stock to 500,000,000 shares with a par value of $0.001 per share.

The application of this stock consolidations to share and per share amounts has been shown retroactively in these financial statements.

During the year ended October 31, 2012, the Company issued:

●	150,000 shares of common stock to a related party for services provided with a fair value of $30,000
●	4,227,500 shares of common stock for services received with a fair value of $1,048,500
●	1,000,000 shares of common stock for the acquisition of intellectual property with a fair value of $200,000
●	87,500 shares of common stock as settlement for advances of $17,500
●	244,885 shares of common stock for $48,977 for funds received

During 2011, the Company:

●	issued 1,112,273 shares of common stock of the Company in settlement of amounts owing to related parties in the amount of $166,841
●	issued 4,866,167 shares of common stock of the Company in settlement of amounts owing to current and former employees of the Company in the amount of $729,925
●	issued 2,200,000 shares of common stock of the Company in settlement of amounts owing to consultants in the amount of $330,000

Stock Purchase Warrants

At October 31, 2012, the Company had reserved shares of common stock for the following outstanding warrants to purchase 294,557 shares of the Company’s common stock:

Number of warrants	Exercise Price	Expiry
66,494	$0.02	2050
50,000	2.00	2012
178,063	2.00	2013
294,557

No warrants were issued in 2012 or 2011.

Note 6. Stock-Based Compensation

Although the Company does not have a formal stock option plan, it issues stock options to directors, employees, advisors and consultants. Stock options generally have a four- to five-year contractual term, vest immediately and have no forfeiture provisions. The fair value of each option granted is estimated at the date of grant using the Black-Scholes option pricing model. There were 500,000 and nil stock options issued during the years ended October 31, 2012 and 2011, respectively.

A summary of the Company’s stock options as of October 31, 2012 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at October 31, 2010	334,994	$11.15
Options expired	(233,744)	(8.44)
Outstanding at October 31, 2011	101,250	17.41
Options expired	(101,250)	(17.41)
Options issued	500,000	0.25
Outstanding at October 31, 2012	500,000	$0.25

The following table summarizes stock options outstanding at October 31, 2012:

Exercise Price	Number Outstanding at October 31, 2012	Average Remaining Contractual Life (Years)	Number Exercisable at October 31, 2012
$0.25	500,000	4.2	500,000

As at October 31, 2012 500,000 shares of common stock were reserved for outstanding options. The Company’s policy is to issue new shares as settlement of options exercised. There were no options exercised during the years ended October 31, 2012 and 2011. The intrinsic value of stock options both outstanding and exercisable as of October 31, 2012 and 2011is $nil.

Note 7. Income Taxes

No provision for income taxes has been made for the period since the Company incurred net losses.

Deferred Tax Assets

As of October 31, 2012, the Company has net operating losses of approximately $12,126,000 available for future deduction from taxable income derived in the United States which begin to expire in the year 2022. The potential benefit of net operating loss carryforwards has not been recognized in the consolidated financial statements since the Company cannot determine that it is more likely than not that such benefit will be utilized in future years. The components of the net deferred tax asset and the amount of the valuation allowance are as follows:

	2011	2011
Deferred tax assets:
Net operating loss carryforwards (expiring through 2031)	$4,123,000	$3,740,000
Valuation allowance	(4,123,000)	(3,740,000
Net deferred tax assets	$--	$--

The change in the valuation allowance was an increase of $383,000 for the year ended October 31, 2012 and an increase of $63,000 for the year ended October 31, 2011. The utilization of the tax net operating loss carry forwards may be limited due to ownership changes. The Company’s tax returns are open to examination for the years ended October 31, 2008 to 2012.  Additionally, the Company has determined that it has no uncertain tax positions as of October 31, 2012.

The difference between the benefit for income taxes and income taxes computed using the US federal income tax rate is as follows:

	2012	2011

Benefit computed using statutory rate (34%)	$(383,000)	$(63,000)
Change in valuation allowance	383,000	63,000
Net deferred tax assets	$--	$--

Note 8. Commitments and Contingencies

Litigation

On November 14, 2007, the defendants in a lawsuit filed by a former subsidiary of the Company filed a counterclaim against the Company and several of its officers, alleging breach of contract, wrongful dismissal, defamation, abuse of process, and other claims. The Company believes that the counterclaims are without merit and intends to defend them vigorously as it continues to press its claims that the individual defendants breached their noncompetition agreements with the Company and its former subsidiary as well as their fiduciary obligations. The Company’s management has determined that no provision for loss is necessary as of October 31, 2012.

Predecessor Company Obligations

As disclosed in Note 1, the Company has gone through a quasi-reorganization whereby certain assets and obligations were assumed by the secured lenders under terms of loan and security agreements due to loan payment default by the Company. Subsequently, the Company disposed of its former liabilities through sale and disposal of its former subsidiaries and not by means of bankruptcy or other Court authorized process. It is management’s opinion that it has properly recorded all liabilities carried over from the former operations of the Company and that obligations of the Company’s former subsidiaries have been properly transferred to the subsequent owners. No amount has been accrued for any potential claims as any potential liability cannot be estimated.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTSON ACCOUNTING AND FINANCIAL DISCLOSURE

 On January 4, 2013, we formally informed Peterson Sullivan LLP of their dismissal as our company’s independent registered public accounting firm.

The reports of Peterson Sullivan LLP on our company’s consolidated financial statements as of and for the fiscal years ended October 31, 2011 and 2010 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about our company ability to continue as a going concern.

Our company’s board of directors participated in and approved the decision to change independent registered public accounting firms.

During the fiscal years ended October 31, 2011 and 2010, and through January 4, 2013, there have been no disagreements with Peterson Sullivan LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Peterson Sullivan LLP would have caused them to make reference thereto in connection with their report on the financial statements for such years.

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

On January 4, 2013, we engaged Ingenium Accounting Associates as its new independent registered public accounting firm. During the two most recent fiscal years and through January 4, 2013, our company had not consulted with Ingenium Accounting Associates regarding any of the following:

(i)	The application of accounting principles to a specific transaction, either completed or proposed;

(ii)
The type of audit opinion that might be rendered on our company’s consolidated financial statements, and none of the following was provided to our company: (a) a written report, or (b) oral advice that Ingenium Accounting Associates concluded was an important factor considered by our company in reaching a decision as to accounting, auditing or financial reporting issue; or

(iii)	Any matter that was subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our current chief executive and financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2011, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of October 31, 2012, our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).  Our internal control over financial reporting is a process designed under the supervision of our Certifying Officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Management, under the supervision and with the participation of our Certifying Officers, evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework.

Based on our evaluation and the material weaknesses described below, management concluded that we did not maintain effective internal control over financial reporting as of October 31, 2012.  This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Because we are a smaller reporting company, management’s report was not subject to attestation by our registered public accounting firm.

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended October 31, 2012, certain significant deficiencies in internal control became evident to management that, in the aggregate, represent material weaknesses, including:

(i)     Lack of sufficient independent directors to form an audit committee.  We currently have a sole director but require three independent directors, one of which must have the required financial expertise, in order to form an audit committee. Although there is no requirement that we have an audit committee, we intend to have a majority of independent directors as soon as we are reasonable able to do so

(ii)     Insufficient corporate governance policies.  Although we have a code of ethics that provides broad guidelines for corporate governance, our corporate governance activities and processes are not always formally documented.  Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management.

(iii)     Lack of segregation of accounting duties. We currently do not have sufficient number of employees to segregate our accounting and recording functions.

As part of the communications respecting its audit procedures for fiscal 2012, our independent registered accountants, Ingenium Accounting Associates, informed the audit committee that these deficiencies constituted material weaknesses, as defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies.  We intend to consider the results of our remediation efforts and related testing as part of our year-end 2013 assessment of the effectiveness of our internal control over financial reporting.

We have implemented certain remediation measures and are in the process of designing and implementing additional remediation measures for the material weaknesses described in this Annual Report on Form 10-K.  Such remediation activities include recruiting one or more independent board members to join our board of directors in due course.  Such recruitment will include at least one person who qualifies as an audit committee financial expert to join as an independent board member and as an audit committee member.

In addition to the foregoing remediation efforts, we will continue to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended October 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following individuals serve as the directors and executive officers of our company as of the date of this annual report. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Age	Position Held with our Company	Date First Elected or Appointed

Jason McDiarmid	42	President, Chief Executive Officer, Chief Financial Office, Treasurer, Secretary and Director	November 1, 2001

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Jason McDiarmid - President, Chief Executive and Financial Officer and Director

Jason McDiarmid has been our president, chief executive officer, and director since November 1, 2001. He has been serving as our chief financial officer since September 2007. Mr. McDiarmid has additionally served in a consulting capacity as the vice-president, business development of Geofinity Manufacturing Inc. since March 2009.   Mr. McDiarmid has worked extensively in an executive management capacity for each of these companies with particular emphasis on the structuring and facilitation of a multitude of corporate financing’s and business and technology acquisitions, the direct sourcing and negotiation of domestic and overseas procurement channels, and the implementation and oversight of product distribution pipelines in North America, Europe and Asia.

From 1994 – 1998 Mr. McDiarmid served as president and director of Phizone Systems Inc. a manufacturer and designer of proprietary Water Treatment and Purification systems.  During this period he obtained the highest available designation of Level VI certified water specialist with the Water Quality Association providing him accreditation as an expert in the water treatment field.  From 1997 through latter 1999, Mr. McDiarmid served as president and founder of Global Diversification Investment Corporation, a company for which he created, wrote, published, and distributed “Diversity; Gearing Your Funds Toward a Successful Portfolio,” a stock market newsletter publication sold throughout North America. The newsletter publication provided publicly traded companies the opportunity to advertise to a network of new potential investors. In 2000, Mr. McDiarmid spent extensive time investigating opportunities in the renewable energy field that would ultimately lead to our original business plan and to raising the early-stage seed capital that would be required as critical elements necessary to the initial incorporation of our company in early 2001.

Mr. McDiarmid is a 1994 graduate of the British Columbia Institute of Technology in the Department of International Trade and Transportation.  Mr. McDiarmid currently resides between Canada and Asia.

Mr. McDiarmid is qualified to act as our director due to his extensive experience with and knowledge of capital markets and business operations.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.
been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, as amended, require our officers and directors, and persons that own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies.  Based solely on our review of the copies of the Section 16(a) forms received by us, or written representations from certain reporting persons, we believe that, during the last fiscal year, none of our officers, directors, and greater than 10% beneficial owners complied with applicable Section 16(a) filing requirements.

Audit Committee Information

Our board of directors does not have a separate audit committee.  The entire board acts as the audit committee.  We do not have a financial expert, as that term is defined in Item 407(d)(5) of Regulation S-K, on our board.  We plan to seek qualified outside directors so that a majority of the board will be outside directors once we have raised funds to execute our business plan.  Once in place, the audit committee and a compensation committee will each be chaired by an independent director.

Code of Ethics

We have not adopted a code of ethics that applies to our officers, directors and employees.  When we do adopt a code of ethics, we will disclose it in a Current Report on Form 8-K.

Nominating Committee

Our board of directors does not have a separate nominating committee.  The entire board acts as the nominating committee.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth, for each of our last three completed fiscal years, the dollar value of all cash and noncash compensation earned by any person who was our principal executive officer during the preceding fiscal year and each of our three most highly compensated executive officers earning more than $100,000 during the fiscal years ended October 31, 2012 and 2011 and up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended October 31, 2012 and 2011, (together, the “Named Executive Officers”):

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation	Change in Pension Value and Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jason McDiarmid (1) President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	2012	120,000	-	-	-	-	-	-	120,000
	2011	84,000	-	-	-	-	-	-	84,000

(1)	Jason McDiarmid was appointed president, chief executive officer, treasurer and director on November 1, 2001 and chief financial officer in September 2007.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Outstanding Equity Awards at 2012 Year-End

None of our Named Executive Officers has any outstanding equity awards as of October 31, 2012.

Director Compensation

The members of the board of directors are not compensated by our company for acting as such. directors and are reimbursed for reasonable out-of-pocket expenses incurred. There are no arrangements pursuant to which directors are or will be compensated in the future for any services provided as a director.

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of February 4, 2013, with respect to the beneficial ownership of our outstanding common stock by: (i) any holder of more than 5%; (ii) each of the Named Executive Officers, directors, and director nominees; and (iii) our directors, director nominees, and Named Executive Officers as a group, based on 17,332,445 shares of common stock outstanding as of February 4, 2013.  Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned:

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Principal Stockholders:

Named Executive Officers and Directors:
Jason McDiarmid	Common Stock	777,632	4.5%
3F Shun Feng, International Centre, 182 Queens Road East, Hong Kong, SAR, China

All Executive Officers and Directors as a Group (5 persons):	Common Stock	777,632	4.5%
_______________
(1)
Based on 17,332,445 shares of common stock issued and outstanding as of February 4, 2013. Except as otherwise indicated, we believe that the beneficial owners of the common shares listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Equity Compensation Plan

We do not currently have a stock option plan in favor of any director, officer, consultant or employee of our company. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or director during the last fiscal year; accordingly, no stock options have been granted or exercised by any of the officers or directors during our last fiscal year

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended October 31, 2012, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with one director, consisting of Jason McDiarmid. We have determined that none of our directors is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Advances due to Stockholders

During the year ended October 31, 2012 and 2011 stockholders of our company advanced $24,030 and $1,250, respectively and were repaid $2,535 and $nil, respectively. The balance owing as at October 31, 2012 of $7,645 is included in advances due to stockholders.

During the years ended October 31, 2012 and 2011, $17,500 and $166,840, respectively, of amounts due to stockholders were settled in full by issuing 87,500 and 1,112,273, respectively, shares of common stock.

Accrued Remuneration and Services

During the years ended October 31, 2012 and 2011, our company’s president and sole director provided management services for which the amounts of $120,000 and $84,000 respectively have been accrued. During the year ended October 31, 2012, $30,000 of the accrual was settled through the issuance of 150,000 shares of common stock. The balance owing as at October 31, 2012 of $90,000 is included in accrued compensation.

During 2011, $799,925 of accrued compensation was settled in full by issuing 5,322,834 shares of common stock and $84,000 of services provided by the president and sole director of our company were settled in full by the issuance of 560,000 shares of common stock.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed or accrued by our independent registered accountants during the fiscal years ended October 31, 2012 and 2011:

	October 31, 2012	October 31, 2011

Audit Fees	$28,613	$--

Audit Related Fees	--	--

Tax Fees	--	--

All Other Fees	--	--
Total Fees	$28,613	$--

Audit fees consist of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by an independent registered accountant in connection with statutory and regulatory filings or engagements.

Audit-related fees consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements, which are not reported under “Audit Fees.”

Tax fees consist of fees billed for professional services for tax compliance, tax advice, and tax planning.

All other fees consist of fees for products and services other than the services reported above.  There were no management consulting services provided in fiscal 2012.

Preapproval Policies and Procedures

Before the independent registered accountants are engaged to render audit services or nonaudit activities, the engagement is approved by our board of directors acting as the audit committee.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (Incorporated by reference from our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 7, 2003)
3.2	Certificate of Amendment (Incorporated by reference from our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 2012)
3.3	Bylaws (Incorporated by reference from our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 7, 2003)
(4)	Instruments Defining the Rights of Security Holders, Including Debentures
4.1	Specimen Stock Certificate (Incorporated by reference from our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 7, 2003)
(10)	Material Contracts
10.1
Technology Agreement with Vortex Energy Research Inc. entered into on January 15, 2012 (Incorporated by reference from our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 2012)

10.2
Mutual Understanding and Debt Agreement with Geofinity Manufacturing Inc., dated September 10, 2012 (Incorporated by reference from our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 5, 2012)

10.3*	Formal Addendum to Technology Agreement with Vortex Energy Research Inc. dated December 15, 2012
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**
Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Date: February 13, 2013	By:	/s/ Jason McDiarmid
Jason McDiarmid
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 13, 2013

	By:	/s/ Jason McDiarmid
Jason McDiarmid
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)