Form 10-Q
period 2013-01-31
ESSENTIAL INNOVATIONS TECHNOLOGY CORP
filed 2013-03-15
CIK 1250897

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 000-10822

Essential Innovations Technology Corp.
(Exact name of registrant as specified in its charter)

Nevada	88-0492134
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15/F, Radio City
505-511 Hennessy Road, Causeway Bay, Hong Kong
(Address of principal executive offices)	(Zip Code)

+852 2910-7828
(Registrant’s telephone number)

n/a
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☑ Yes	☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☑ Yes	☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of March 15, 2013, the issuer had one class of common stock, with a par value of $0.001, of which 17,332,445 shares were issued and outstanding.

		Page
PART I—FINANCIAL INFORMATION

Item 1:	Financial Statements:	3

	Unaudited Consolidated Balance Sheets as at January 31, 2013, and October 31, 2012	3

	Unaudited Consolidated Statements of Operations for the Three Months Ended January 31, 2013 and 2012 and for the period from commencement of development stage, November 1, 2009, to January 31, 2013	4

	Unaudited Consolidated Statements of Cash Flows for the Three Months Ended January 31, 2013 and 2012 and for the period from commencement of development stage, November 1, 2009, to January 31, 2013	5

	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4:	Controls and Procedures	14

PART II—OTHER INFORMATION

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 5:	Other Events	15

Item 6:	Exhibits	15

	Signatures	16

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ESSENTIAL INNOVATIONS TECHNOLOGY CORP
(a development stage enterprise)
Balance Sheets
January 31, 2013 and October 31, 2012
(unaudited)

	2013	2012
Assets

Current assets:
Cash	$206	$146
Total current assets	206	146

Intellectual property	260,068	260,068
Total assets	$260,274	$260,214

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$360,657	$343,420
Accounts payable - related party	38,750	25,000
Accrued compensation	115,787	90,000
Amounts due to stockholders	37,010	7,645
Current portion of long term debt	491,299	491,299
Total current liabilities	1,043,503	957,364

Stockholders' Deficiency
Preferred stock:
$0.001 par value, authorized 10,000,000 shares,
issued and outstanding nil shares (2012 - nil)		-
Common stock:
$0.001 par value, authorized 500,000,000 shares,
issued and outstanding 17,332,445 shares (2012 - 17,332,445)	17,333	17,333
Additional paid-in capital	2,617,922	2,617,922
Accumulated deficit	(1,849,309)	(1,849,309)
Deficit accumulated during development stage	(1,569,175)	(1,483,096)
Total stockholders' deficiency	(783,229)	(697,150)
Total liabilities and stockholders' deficiency	$260,274	$260,214

See accompanying notes to financial statements

ESSENTIAL INNOVATIONS TECHNOLOGY CORP
(a development stage enterprise)
Statements of Operations
For the Three Months Ended January 31, 2013 and 2012 and for the period from commencement of development stage, November 1, 2009,
to January 31, 2013
(unaudited)

	2013	2012	cumulative from commencement of development stage, November 1, 2009, to January 31, 2013

Revenue	$-	$-	$-

Expenses:
General and administrative	79,636	37,500	546,659
Marketing	-	828,000	1,041,000
Total operating expenses	79,636	865,500	1,587,659

Loss from operations	(79,636)	(865,500)	(1,587,659)

Interest expense	(6,443)	(6,383)	(83,809)
Gain on debt forgiveness	-	-	102,293

Net Loss	$(86,079)	$(871,883)	$(1,569,175)

Net loss per share
Basic and diluted net loss per share	$(0.00)	$(0.07)

Weighted average number of shares outstanding
Basic and diluted	17,332,445	13,282,125

See accompanying notes to financial statements

ESSENTIAL INNOVATIONS TECHNOLOGY CORP
(a development stage enterprise)
Statements of Cash Flows
For theThree Months Ended January 31, 2013 and 2012 and for the period from commencement of development stage, November 1, 2009,
to January 31, 2013
(unaudited)

	2013	2012	cumulative from commencement of development stage, November 1, 2009, to January 31, 2013

Cash flows from operating activities:

Net loss	$(86,079)	$(871,883)	$(1,569,175)
Adjustments to reconcile net loss for the period to
net cash used in operating activities:
Common stock issued to related parties for services received	-	30,000	114,000
Common stock issued for services received	-	835,500	1,168,500
Gain on forgiveness of debt	-	-	(102,293)

Changes in assets and liabilities:
Accounts payable	17,237	6,383	3,627
Accounts payable - related party	13,750	-	13,750
Accrued expenses	-	-	82,500
Accrued compensation	25,787	-	199,787

Net cash used in operating activities	(29,305)	-	(89,304)

Cash provided by financing activities:
Proceeds received for common stock	-	-	35,000
Advances from stockholders, net	29,365	-	54,510

Net cash provided by financing activities	29,365	-	89,510

Increase in cash during the period	60	-	206

Cash at beginning of the period	146	-	-

Cash at end of the period	$206	$-	$206

See accompanying notes to financial statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP
(a development stage enterprise)
Statements of Cash Flows (continued)
For the Three Months Ended January 31, 2013 and 2012 and for the period from commencement of development stage, November 1, 2009,
to January 31, 2013
(unaudited)

Supplementary Information:

	2013	2012	cumulative from commencement of development stage, November 1, 2009, to January 31, 2013

Cash paid for:	$-	$-	$-
Income taxes	$-	$-	$-
Interest

Non-cash transactions:
Common stock issued for settlement of amounts owing	$-	$-	$184,341
Common stock issued for accrued remuneration	-	-	855,925
Intellectual property acquired for common stock and options	-	-	260,068
Common stock issued for settlement of subscriptions received in prior periods	-	-	13,977

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization

Essential Innovations Technology Corp. (the “Company”) was incorporated under the laws of the State of Nevada on April 4, 2001.  The primary business objective of the Company is focused towards research and development, commercialization and market entry strategies for two separate and distinct technologies for which the Company has secured exclusive worldwide technology rights, such technologies with potential initial applications targeted at multiple “green” and environmental technology project requirements such as fluid heating, electricity generation and/or water treatment/purification.

Development Stage

The Company is devoting substantially all of its efforts on establishing the business and principal operations have not commenced. All losses accumulated since inception of the development stage have been considered as part of the Company’s development stage activities.

The Company re- entered the development stage effective November 1, 2009.

Interim Period Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the Securities and Exchange Commission’s instructions.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  The results of operations reflect interim adjustments, all of which are of a normal recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for such interim period.  The results reported in these interim financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.  Certain information and note disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report for the year ended October 31, 2012, as filed with the Securities and Exchange Commission on February 13, 2013.

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

Intangible Assets

Intangible assets consist of intellectual property. Intangible assets with definite lives or bases for productivity are recorded at cost and are amortized over the expected life or productivity base of the asset. Intangible assets with indefinite lives are not amortized but are evaluated periodically for impairment. Management tests intangible assets for impairment at least annually or more frequently whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company determined that there is no impairment of intangible assets for the three months ended January 31, 2013.

Advertising Expenses

Advertising costs are expensed as incurred. The Company did not incur any advertising costs during the three months ended January 31, 2013 and 2012.

 Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the three months ended January 31, 2013 and 2012, outstanding stock options and warrants are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Recent Accounting Pronouncements

The Company reviews recently adopted and proposed accounting standards on a continual basis. For the three months ended January 31, 2013 and 2012 no new pronouncements had a material impact on the Company’s financial statements.

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

During the three months ended January 31, 2013 and 2012 the Company did not incur any research and development costs related to this agreement.

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

Note 4. Related-Party Transactions and Balances

Advances due to Stockholders

During the three months ended January 31, 2013 and 2012 stockholders of the Company advanced $29,365 and $nil, respectively. The balance owing as at January 31, 2013 of $37,010 is included in advances due to stockholders.

Accrued Remuneration and Services

During the three months ended January 31, 2013 and 2012 the Company’s president and sole director provided management services for which the amounts of $30,000 and $30,000 respectively have been accrued. The balance owing as at January 31, 2013 of $115,787 is included in accrued compensation.

An entity, related by common ownership to two shareholders of the Company, has provided consulting services in the amount of $15,000 and $7,500 during the three months ended January 31, 2013 and 2012, respectively. The balance owing, as at January 31, 2013, of $38,750 is included in accounts payable

Note 5. Share Capital

Preferred Stock

The Company’s authorized capital includes 500,000 shares of preferred stock of $0.001 par value. The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

No shares of preferred stock are issued and outstanding as of January 31, 2013 and October 31, 2012.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, par value of $0.001.

On September 18, 2009, the Board of Directors approved the consolidation of the issued and outstanding common stock on the basis of one new share for each 20 shares, effective upon approval of the regulatory authorities.  The Company’s common stock was consolidated effective as of  March 21, 2011 and the anthorized number of shares of common stock reduced to 25,000,000.

On May 3, 2012 the Board of Directors approved the immediate increase in authorized shares of common stock to 500,000,000 shares with a par value of $0.001 per share.

The application of this stock consolidations to share and per share amounts has been shown retroactively in these financial statements.

No shares of common stock were issued during the three months ended January 31, 2013.

Stock Purchase Warrants

At January 31, 2013, the Company had reserved shares of common stock for the following outstanding warrants to purchase 244,557 shares of the Company’s common stock:

Number of warrants	Exercise Price	Expiry
66,494	$0.02	2050
178,063	2.00	2013
244,557

No warrants were issued in the three months ended January 31, 2013.

Options

A summary of the Company’s stock options as of January 31, 2013 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at October 31, 2011	101,250	17.41
Options expired	(101,250)	(17.41)
Options issued	500,000	0.25
Outstanding at October 31, 2012 and January 31, 2013	500,000	$0.25

The following table summarizes stock options outstanding at January 31, 2013:

Exercise Price	Number Outstanding at January 31, 2013	Average Remaining Contractual Life (Years)	Number Exercisable at January 31, 2013
$0.25	500,000	3.9	500,000

As at January 31, 2013 500,000 shares of common stock were reserved for outstanding options. The Company’s policy is to issue new shares as settlement of options exercised. There were no options exercised during the three months ended January 31, 2013. The intrinsic value of stock options both outstanding and exercisable as of January 31, 2013 is nil.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements for the three -month periods ended January 31, 2013 and 2012, and for the period from commencement of development stage, November 1, 2009, to January 31, 2013 and our annual report on Form 10-K for the year ended October 31, 2012, including the consolidated financial statements and notes thereto.

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

Introduction

Management believes the most significant feature of our financial condition during the three -month period ended January 31, 2013, is that we completed the registration of our capital stock by way of form S-1.

Results of Operations

Comparison of the Three Months Ended January 31, 2013, with the Three Months Ended January 31, 2012

We had gross revenue of $nil and $nil, respectively, for the three- months ended January 31, 2013 and 2012

Our general and administrative expenses from continuing operations for the three - months ended January 31, 2013, were $79,636 as compared to $37,500 for the comparable period ended January 31, 2012, an increase of 112%.  The increase is primarily due to increased professional fees related to completion of the Company’s registration and fiscal year end.

During the three- months ended January 31, 2013 we had marketing expenses of $nil, as compared to $828,000 for the three-months ended January 31, 2012. The decrease is due to the expensing of marketing-related consulting contracts in the three-months ended January 31, 2012

Overall, we have a net loss from operations of $86,079 for the three months ended January 31, 2013, as compared to a net loss from operations of $871,883 in the corresponding period of the preceding year.

We had 1 part-time employee as of January 31, 2013.

Liquidity and Capital Resources

As of January 31, 2013, our current assets were $206, as compared to $146 at October 31, 2012.  As of January 31, 2013, our current liabilities were $1,043,503, as compared to $957,364 at October 31, 2012.

Operating activities used net cash of $29,305 for the three months ended January 31, 2013, as compared to use of $nil for the three months ended January 31, 2012.

Net cash of $29,365 was provided by financing activities during the three months ended January 31, 2013, as compared to $nil net cash provided by financing activities during the comparable three months ended January 31, 2012.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officers (our “Certifying Officers”) , as appropriate, to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of January 31, 2013, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of January 31, 2013, our disclosure controls and procedures were not effective.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2013, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 5.  OTHER EVENTS

Not applicable

ITEM 6.  EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Attached

Item 32	Section 1350 Certifications
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer) and (Chief Financial Officer)	Attached

Item 101	Interactive Data File
101	Interactive Data File	Attached
_______________
*
All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Date: March 15, 2013	By:	/s/ Jason McDiarmid
Jason McDiarmid
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)