Form 10-Q
period 2013-04-30
ESSENTIAL INNOVATIONS TECHNOLOGY CORP
filed 2013-06-11
CIK 1250897

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of June 11, 2013, the issuer had one class of common stock, with a par value of $0.001, of which 17,332,445 shares were issued and outstanding.

TABLE OF CONTENTS

		Page
	PART I—FINANCIAL INFORMATION

Item 1:	Financial Statements:
	Unaudited Consolidated Balance Sheets as at April 30, 2013, and October 31, 2012	3

	Unaudited Consolidated Statements of Operations for the Three and Six Months Ended April 30, 2013 and 2012 and for the period from commencement of development stage, November 1, 2009, to April 30, 2013	4

	Unaudited Consolidated Statements of Cash Flows for the Six Months Ended April 30, 2013 and 2012 and for the period from commencement of development stage, November 1, 2009, to April 30, 2013	5

	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4:	Controls and Procedures	12

	PART II—OTHER INFORMATION

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 5:	Other Events	13

Item 6:	Exhibits	13

	Signatures	14

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ESSENTIAL INNOVATIONS TECHNOLOGY CORP
(a development stage enterprise)
Balance Sheets
April 30, 2013 and October 31, 2012
(unaudited)

	2013	2012
Assets

Current assets:
Cash	$483	$146
Total current assets	483	146

Intellectual property	260,068	260,068
Total assets	$260,551	$260,214

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$360,191	$343,420
Accounts payable - related party	52,500	25,000
Accrued compensation	145,787	90,000
Amounts due to stockholders	67,897	7,645
Current portion of long term debt	491,299	491,299
Total current liabilities	1,117,674	957,364

Stockholders' Deficiency
Preferred stock:
$0.001 par value, authorized 10,000,000 shares,
issued and outstanding nil shares (2012 - nil)
Common stock:
$0.001 par value, authorized 500,000,000 shares,
issued and outstanding 17,332,445 shares (2012 - 17,332,445)	17,333	17,333
Additional paid-in capital	2,617,922	2,617,922
Accumulated deficit	(1,849,309)	(1,849,309)
Deficit accumulated during development stage	(1,643,069)	(1,483,096)
Total stockholders' deficiency	(857,123)	(697,150)
Total liabilities and stockholders' deficiency	$260,551	$260,214

See accompanying notes to financial statements

ESSENTIAL INNOVATIONS TECHNOLOGY CORP
(a development stage enterprise)
Statements of Operations
For the Three and Six Months Ended April 30, 2013 and 2012 and for the period from commencement of development stage, November 1, 2009,
to January 31, 2013
(unaudited)

					cumulative from commencement of development stage, November 1, 2009, to April 30, 2013

	Three Months Ended April 30		Six Months Ended April 30
	2013	2012	2013	2012

Revenue	$-	$-	$-	$-	$-

Expenses:
General and administrative	67,694	42,500	147,330	80,000	614,353
Marketing	-	213,000	-	1,041,000	1,041,000
Total operating expenses	67,694	255,500	147,330	1,121,000	1,655,353

Loss from operations	(67,694)	(255,500)	(147,330)	(1,121,000)	(1,655,353)

Interest expense	(6,200)	(6,245)	(12,643)	(12,628)	(90,009)
Gain on debt forgiveness	-	55,000	-	55,000	102,293

Net Loss	$(73,894)	(206,745)	$(159,973)	(1,078,628)	$(1,643,069)

Net loss per share
Basic and diluted net loss per share	$(0.00)	(0.01)	$(0.01)	(0.07)

Weighted average number of shares outstanding
Basic and diluted	17,332,445	16,901,448	17,332,445	15,071,900

See accompanying notes to financial statements

ESSENTIAL INNOVATIONS TECHNOLOGY CORP
(a development stage enterprise)
Statements of Cash Flows
For the Six Months Ended April 30, 2013 and 2012 and for the period from commencement of development stage, November 1, 2009,
to April 30, 2013
(unaudited)

	2013	2012	cumulative from commencement of development stage, November 1, 2009, to April 30, 2013

Cash flows from operating activities:

Net loss	$(159,973)	$(1,078,628)	$(1,643,069)
Adjustments to reconcile net loss for the period to
net cash used in operating activities:
Common stock issued to related parties for services received	-	30,000	114,000
Common stock issued for services received	-	1,048,500	1,168,500
Gain on forgiveness of debt	-	(55,000)	(102,293)

Changes in assets and liabilities:
Accounts payable	16,771	2,628	3,161
Accounts payable - related party	27,500	7,500	27,500
Accrued expenses	-	-	82,500
Accrued compensation	55,787	30,000	229,787

Net cash used in operating activities	(59,915)	(15,000)	(119,914)

Cash provided by financing activities:
Proceeds received for common stock	-	-	35,000
Advances from stockholders, net	60,252	17,500	85,397

Net cash provided by financing activities	60,252	17,500	120,397

Increase in cash during the period	337	2,500	483

Cash at beginning of the period	146	-	-

Cash at end of the period	$483	$2,500	$483

See accompanying notes to financial statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP
(a development stage enterprise)
Statements of Cash Flows (continued)
For the Six Months Ended April 30, 2013 and 2012 and for the period from commencement of development stage, November 1, 2009,
to April 30, 2013
(unaudited)

Supplementary Information:

	2013	2012	cumulative from commencement of development stage, November 1, 2009, to April 30, 2013

Cash paid for:	$-	$-	$-
Income taxes	$-	$-	$-
Interest

Non-cash transactions:
Common stock issued for settlement of amounts owing	$-	$-	$184,341
Common stock issued for accrued remuneration	-	-	855,925
Intellectual property acquired for common stock and options	-	260,068	260,068
Common stock issued for settlement of subscriptions received in prior periods	-	-	13,977

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

Intangible Assets

Intangible assets consist of intellectual property. Intangible assets with definite lives or bases for productivity are recorded at cost and are amortized over the expected life or productivity base of the asset. Intangible assets with indefinite lives are not amortized but are evaluated periodically for impairment. Management tests intangible assets for impairment at least annually or more frequently whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company determined that there is no impairment of intangible assets for the three and six months ended April 30, 2013.

Advertising Expenses

Advertising costs are expensed as incurred. The Company did not incur any advertising costs during the three and six months ended April 30, 2013 and 2012.

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the three and six months ended April 30, 2013 and 2012, outstanding stock options and warrants are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Recent Accounting Pronouncements

The Company reviews recently adopted and proposed accounting standards on a continual basis. For the three and six months ended April 30, 2013 and 2012 no new pronouncements had a material impact on the Company’s financial statements.

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

During the three and six months ended April 30, 2013 and 2012 the Company did not incur any research and development costs related to this agreement.

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

Note 4. Related-Party Transactions and Balances

Advances due to Stockholders

During the six months ended April 30, 2013 and 2012 stockholders of the Company advanced $60,252 and $17,500, respectively. The balance owing as at April 30, 2013 of $67,897 is included in advances due to stockholders.

Accrued Remuneration and Services

During the six months ended April 30, 2013 and 2012 the Company’s president and sole director provided management services for which the amounts of $60,000 and $60,000 respectively have been accrued. The balance owing as at April 30, 2013 of $145,787 is included in accrued compensation.

An entity, related by common ownership to two shareholders of the Company, has provided consulting services in the amount of $30,000 and $7,500 during the six months ended April 30, 2013 and 2012, respectively. The balance owing, as at April 30, 2013, of $52,500 is included in accounts payable

Note 5. Share Capital

Preferred Stock

The Company’s authorized capital includes 500,000 shares of preferred stock of $0.001 par value. The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

No shares of preferred stock are issued and outstanding as of April 30, 2013 and October 31, 2012.

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

No shares of common stock were issued during the six months ended April 30, 2013.

Stock Purchase Warrants

At April 30, 2013, the Company had reserved shares of common stock for the following outstanding warrants to purchase 244,557 shares of the Company’s common stock:

Number of warrants	Exercise Price	Expiry
66,494	$0.02	2050
178,063	2.00	2013
244,557

No warrants were issued in the six months ended April 30, 2013.

Options

A summary of the Company’s stock options as of April 30, 2013 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at October 31, 2011	101,250	17.41
Options expired	(101,250)	(17.41)
Options issued	500,000	0.25
Outstanding at October 31, 2012 and April 30, 2013	500,000	$0.25

The following table summarizes stock options outstanding at April 30, 2013:

Exercise Price	Number Outstanding at April 30, 2013	Average Remaining Contractual Life (Years)	Number Exercisable at April 30, 2013
$0.25	500,000	3.6	500,000

As at April 30, 2013 500,000 shares of common stock were reserved for outstanding options. The Company’s policy is to issue new shares as settlement of options exercised. There were no options exercised during the six months ended April 30, 2013. The intrinsic value of stock options both outstanding and exercisable as of April 30, 2013 is $295,000.

Note 6. Subsequent Events

Subsequent to April 30, 2013 the Company

●
entered into a agreement for strategic advisory services with the agreed remuneration being 50,000 fully paid and non-assessable shares of common stock, with a fair value of $40,000 and an option to purchase 50,000 shares of common stock until April 30, 2015 at an exercise price of $0.75 per share.

●	entered into a consulting agreement with the agreed remuneration being cash payments totalling $12,500 and 20,000 fully paid and non-assessable shares of common stock with a fair value of $16,000.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements for the three and six-month periods ended April 30, 2013 and 2012, and for the period from commencement of development stage, November 1, 2009, to April 30, 2013 and our annual report on Form 10-K for the year ended October 31, 2012, including the consolidated financial statements and notes thereto.

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

Introduction

During the three and six-month periods ended April 30, 2013 the Company has continued to establish the business aspects of its technology.

Results of Operations

Comparison of the Three and Six Months Ended April 30, 2013,
with the Three and Six Months Ended April 30, 2012

We had no gross revenue for the three and six- month periods ended April 30, 2013 and 2012

Our general and administrative expenses from continuing operations for the three and six months ended April 30, 2013, were $67,694 and $147,330 compared to $42,500 and $80,000 for the comparable periods ended April 30, 2012, an increase of 59.3% and 84.2%.  The increase is primarily due to increased professional fees with the completion of the Company’s registration and costs related to developing markets for our technology.

During the three and six months ended April 30, 2013 we had marketing expenses of $nil and $nil, respectively, as compared to $213,000 and $1,041,000 for the respective three and six-months ended April 30, 2012. The decrease is due to the expensing of marketing-related consulting contracts in the three and six-months ended April 30, 2012

Overall, we have a net loss from operations of $73,894 and $159,973 for the respective three and six-months ended April 30, 2013, as compared to a net loss from operations of $206,745 and $1,078,628 in the corresponding three and six-months of the preceding year.

We had 1 part-time employee as of April 30, 2013.

Liquidity and Capital Resources

As of April 30, 2013, our current assets were $483, as compared to $146 at October 31, 2012.  As of April 30, 2013, our current liabilities were $1,117,674, as compared to $957,364 at October 31, 2012.

Operating activities used net cash of $59,915 for the six months ended April 30, 2013, as compared to use of $15,000 for the six months ended April 30, 2012.

Net cash of $60,252 was provided by financing activities during the six months ended April 30, 2013, as compared to $17,500 net cash provided by financing activities during the comparable six months ended April 30, 2012.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officers (our “Certifying Officers”) , as appropriate, to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of April 30, 2013, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of April 30, 2013, our disclosure controls and procedures were not effective.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2013, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Registrant

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Date: June 11, 2013	By:	/s/ JASONMCDIARMID
Jason McDiarmid
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)