Form 10-Q
period 2013-07-31
ESSENTIAL INNOVATIONS TECHNOLOGY CORP
filed 2013-09-13
CIK 1250897

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of September 13, 2013, the issuer had one class of common stock, with a par value of $0.001, of which 19,852,445 shares were issued and outstanding.

TABLE OF CONTENTS

		Page
	PART I—FINANCIAL INFORMATION

Item 1:	Financial Statements:

	Unaudited Balance Sheets as at July 31, 2013, and October 31, 2012	3

	Unaudited Statements of Operations for the Three and Nine Months Ended July 31, 2013 and 2012 and for the period from commencement of development stage, November 1, 2009, to July 31, 2013	4

	Unaudited Statements of Cash Flows for the Nine Months Ended July 31, 2013 and 2012 and for the period from commencement of development stage, November 1, 2009, to July 31, 2013	5

	Notes to Financial Statements (Unaudited)	6

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4:	Controls and Procedures	12

	PART II—OTHER INFORMATION

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 5:	Other Events	13

Item 6:	Exhibits	13

	Signatures	14

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ESSENTIAL INNOVATIONS TECHNOLOGY CORP
(a development stage enterprise)
Balance Sheets
July 31, 2013 and October 31, 2012
(unaudited)

	2013	2012
Assets

Current assets:
Cash	$22,545	$146
Total current assets	22,545	146

Intellectual property	260,068	260,068
Total assets	$282,613	$260,214

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$365,785	$343,420
Accounts payable - related party	67,500	25,000
Accrued compensation	75,787	90,000
Amounts due to stockholders	75,585	7,645
Current portion of long term debt	491,299	491,299
Total current liabilities	1,075,956	957,364

Stockholders' Deficiency
Preferred stock:
$0.001 par value, authorized 10,000,000 shares,
issued and outstanding nil shares (2012 - nil)
Common stock:
$0.001 par value, authorized 500,000,000 shares,
issued and outstanding 18,852,445 shares (2012 - 17,332,445)	18,853	17,333
Additional paid-in capital	2,818,202	2,617,922
Accumulated deficit	(1,849,309)	(1,849,309)
Deficit accumulated during development stage	(1,781,089)	(1,483,096)
Total stockholders' deficiency	(793,343)	(697,150)
Total liabilities and stockholders' deficiency	$282,613	$260,214

See accompanying notes to financial statements

ESSENTIAL INNOVATIONS TECHNOLOGY CORP
(a development stage enterprise)
Statements of Operations
For the Three and Nine Months Ended July 31, 2013 and 2012 and for the period from commencement of development stage, November 1, 2009,
to July 31, 2013
(unaudited)

	Three Months Ended July 31		Nine Months Ended July 31		cumulative from commencement of development stage, November 1, 2009, to July 31,
	2013	2012	2013	2012	2013

Revenue	$-	$-	$-	$-	$-

Expenses:
General and administrative	131,635	70,411	278,965	150,411	745,988
Marketing	-	-	-	1,041,000	1,041,000
Total operating expenses	131,635	70,411	278,965	1,191,411	1,786,988

Loss from operations	(131,635)	(70,411)	(278,965)	(1,191,411)	(1,786,988)

Interest expense	(6,385)	(6,383)	(19,028)	(19,011)	(96,394)
Gain on debt forgiveness	-	-	-	55,000	102,293

Net Loss	$(138,020)	(76,794)	$(297,993)	(1,155,422)	$(1,781,089)

Net loss per share
Basic and diluted net loss per share	$(0.01)	(0.00)	$(0.02)	(0.07)

Weighted average number of shares outstanding
Basic and diluted	17,734,619	17,003,672	17,467,976	15,720,525

See accompanying notes to financial statements

ESSENTIAL INNOVATIONS TECHNOLOGY CORP
(a development stage enterprise)
Statements of Cash Flows
For the Nine Months Ended July 31, 2013 and 2012 and for the period from commencement of development stage, November 1, 2009,
to July 31, 2013
(unaudited)

	2013	2012	cumulative from commencement of development stage, November 1, 2009, to July 31, 2013

Cash flows from operating activities:

Net loss	$(297,993)	$(1,155,422)	$(1,781,089)
Adjustments to reconcile net loss for the period to
net cash used in operating activities:
Common stock issued to related parties for services received	-	30,000	114,000
Common stock issued for services received	57,800	1,048,500	1,226,300
Options issued for services received	21,500	-	21,500
Gain on forgiveness of debt	-	(55,000)	(102,293)

Changes in assets and liabilities:
Accounts payable	22,365	9,011	8,755
Accounts payable - related party	42,500	15,000	65,000
Accrued expenses	-	-	60,000
Accrued compensation	85,787	60,000	259,787

Net cash used in operating activities	(68,041)	(47,911)	(128,040)

Cash provided by financing activities:
Proceeds received for common stock	22,500	35,000	57,500
Advances from stockholders, net	67,940	21,250	93,085

Net cash provided by financing activities	90,440	56,250	150,585

Increase in cash during the period	22,399	8,339	22,545

Cash at beginning of the period	146	-	-

Cash at end of the period	$22,545	$8,339	$22,545

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization

Essential Innovations Technology Corp. (the “Company”) was incorporated under the laws of the State of Nevada on April 4, 2001.  There were no recently issued accounting pronouncements that are expected to a have material impact on the Company’s financial position, results of operations, or cash flows.

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

Cash

Cash and cash equivalents include bank demand deposit accounts and highly liquid short term investments with maturities of three months or less when purchased. Cash consists of checking accounts held at financial institutions in Hong Kong which, at times, balances may exceed insured limits.  The Company has not experienced any losses related to these balances, and management believes the credit risk to be minimal.

Intangible Assets

Intangible assets consist of intellectual property. Intangible assets with definite lives or bases for productivity are recorded at cost and are amortized over the expected life or productivity base of the asset. Intangible assets with indefinite lives are not amortized but are evaluated periodically for impairment. Management tests intangible assets for impairment at least annually or more frequently whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company determined that there is no impairment of intangible assets for the three and nine months ended July 31, 2013.

Advertising Expenses

Advertising costs are expensed as incurred. The Company did not incur any advertising costs during the three and nine months ended July 31, 2013 and 2012.

 Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the three and nine months ended July 31, 2013 and 2012, outstanding stock options and warrants are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Recent Accounting Pronouncements

The Company reviews recently adopted and proposed accounting standards on a continual basis. For the three and nine months ended July 31, 2013 and 2012 no new pronouncements had a material impact on the Company’s financial statements.

Note 2. Related-Party Transactions and Balances

Advances due to Stockholders

During the nine months ended July 31, 2013 and 2012 stockholders of the Company advanced $67,940 and $21,250, respectively. The balance owing as at July 31, 2013 of $75,585 is included in advances due to stockholders.

Accrued Remuneration and Services

During the nine months ended July 31, 2013 and 2012 the Company’s president and sole director provided management services for which the amounts of $90,000 and $90,000 respectively have been accrued. During the nine months ended July 31, 2013 $100,000 of the amount owing was converted into 1,000,000 shares of common stock. The balance owing as at July 31, 2013 of $75,787 is included in accrued compensation.

An entity, related by common ownership to two shareholders of the Company, has provided consulting services in the amount of $45,000 and $31,250 during the nine months ended July 31, 2013 and 2012, respectively. The balance owing, as at July 31, 2013, of $67,500 is included in accounts payable, related party.

Note 3. Share Capital

Preferred Stock

The Company’s authorized capital includes 500,000 shares of preferred stock of $0.001 par value. The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

No shares of preferred stock are issued and outstanding as of July 31, 2013 and October 31, 2012.

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

The application of this stock consolidations to share and per share amounts has been shown retroactively in these financial statements.

During the nine months ended July 31, 2013 the Company

●	Issued 70,000 shares of common stock for services with a fair value of $57,800.

●	Issued 1,000,000 shares of common stock as settlement of $100,000 of accrued remuneration.

●	Issued 450,000 shares of common stock for cash proceeds of $22,500.

Stock Purchase Warrants

At July 31, 2013, the Company had reserved shares of common stock for the following outstanding warrants to purchase 66,494 shares of the Company’s common stock:

Number of warrants	Exercise Price	Expiry
66,494	$0.02	2050

No warrants were issued and 178,063 warrants expired during the nine months ended July 31, 2013.

Options

A summary of the Company’s stock options as of July 31, 2013 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at October 31, 2012	500,000	0.25
Options issued	50,000	0.75
Outstanding at July 31, 2013	550,000	$0.30

The following table summarizes stock options outstanding at July 31, 2013:

Exercise Price	Number Outstanding at July 31, 2013	Average Remaining Contractual Life (Years)	Number Exercisable at July 31, 2013	Intrinsic value
$0.25	500,000	3.50	500,000	-
$0.75	50,000	1.75	50,000	-

As at July 31, 2013 550,000 shares of common stock were reserved for outstanding options. The Company’s policy is to issue new shares as settlement of options exercised. There were 50,000 options granted and none exercised during the nine months ended July 31, 2013. The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model The assumptions used in calculating the fair value, in the amount of $21,500, of the options granted were: risk-free interest rate of 1.0%, a 2 year expected life, a dividend yield of 0.0%, and a stock price volatility factor of 100%.

Note 4.  Subsequent Event

Subsequent to July 31, 2013 the Company issued 1 million shares for services received with a fair value of $100,000.

 ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited financial statements for the three and nine-month periods ended July 31, 2013 and 2012, and for the period from commencement of development stage, November 1, 2009, to July 31, 2013 and our annual report on Form 10-K for the year ended October 31, 2012, including the financial statements and notes thereto.

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

Introduction

During the three and nine-month periods ended July 31, 2013 the Company has continued to make efforts towards engaging the research and development and future business channels and relationships to facilitate the on-going testing of its technology.  During the quarter the Company entered into exclusive representation agreements forPhilippines,Dubai and the UAE for a complete line of HVAC equipment manufactured by Mammoth Zhejiang company of China.  The Company has secured such exclusive rights for an initial term through the end of Calendar 2014 for each of these markets.  The goal of this sales and marketing agreement is to give the Company the opportunity to attempt to generate sales revenue during periods in which it remains in research and development phase for its technologies.  The Company possesses specific expertise and has long-standing relationships in the HVAC field in these and many other global markets.

Results of Operations

Comparison of the Three and Nine Months Ended July 31, 2013,
with the Three and Nine Months Ended July 31, 2012

We had no gross revenue for the three and nine- month periods ended July 31, 2013 and 2012

Our general and administrative expenses from continuing operations for the three and nine months ended July 31, 2013, were $131,635 and $278,965 compared to $70,411 and $150,411 for the comparable periods ended July 31, 2012, an increase of 87% and 85.5%.  The increase is primarily due to two consulting contracts, which totaled $91,800, entered into related to promoting our services and developing markets for our technology.

During the three and nine months ended July 31, 2013 we had marketing expenses of $nil and $nil, respectively, as compared to $nil and $1,041,000 for the respective three and nine-months ended July 31, 2012. The decrease is due to the expensing of marketing-related consulting contracts in the three and nine-months ended July 31, 2012

Overall, we have a net loss of $138,020 and $297,993 for the respective three and nine-months ended July 31, 2013, as compared to a net loss of $76,794 and $1,155,422 in the corresponding three and nine-months of the preceding year.

We had 1 part-time employee as of July 31, 2013.

Liquidity and Capital Resources

As of July 31, 2013, our current assets were $22,545, as compared to $146 at October 31, 2012.  As of July 31, 2013, our current liabilities were $1,075,956, as compared to $957,364 at October 31, 2012.

Operating activities used net cash of $68,041 for the nine months ended July 31, 2013, as compared to use of $47,911 for the nine months ended July 31, 2012.

Net cash of $90,440 was provided by financing activities during the nine months ended July 31, 2013, as compared to $56,250 net cash provided by financing activities during the comparable nine months ended July 31, 2012.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officers (our “Certifying Officers”) , as appropriate, to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of July 31, 2013, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of July 31, 2013, our disclosure controls and procedures were not effective.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2013, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended July 31, 2013, we issued the following unregistered securities, which have not been previously reported, as follows:

●	On June 30, 2013 we issued 1,000,000 shares of common stock for the settlement of accrued remuneration with a fair value of $100,000.
●	On July 31, 2013 we issued 450,000 shares of common stock for cash proceeds of $22,500
●	On August 26, 2013 we issued 1,000,000 shares of common stock for services received with a fair value of $100,000.

With the issuances above, no general solicitation was used and the transactions were negotiated directly with our executive officers and affiliated company.  The recipients of the common stock represented in writing that they were not residents of the United States, acknowledged that the securities constituted restricted securities, and consented to a restrictive legend on the certificates to be issued.  These transactions were made in reliance on Regulation S.

●	On May 6, 2013 we issued 50,000 shares of common stock for services with a fair value of $35,000
●	On May 7, 2013 we issued 20,000 shares of common stock for services with a fair value of $22,800

With the issuances above, no general solicitation was used and the transactions were negotiated directly with the recipients who are residents of the United States, acknowledged that the securities constituted restricted securities, and consented to a restrictive legend on the certificates to be issued.  These transactions were made in reliance on Regulation D.

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

Registrant

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Date: September 13, 2013	By:	/s/ JASON MCDIARMID
Jason McDiarmid
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)