Form 10-K
period 2013-10-31
ESSENTIAL INNOVATIONS TECHNOLOGY CORP
filed 2014-02-13
CIK 1250897

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of April 30, 2013, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the issuer was $11,355,670.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of February 7, 2014, registrant had 23,452,445 shares of issued and outstanding common stock, par value $0.001.

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

Business Description

Global demand for HVAC equipment is projected to rise through 2016 to $107 billion. The Asia/Pacific region will work at a significant growth rate, led by India and Indonesia, with Heat pumps remaining the fastest growing type of technology in the sector. Recent third-party studies have revealed that Asia Pacific is dominating demand and commercial HVAC equipment is a major segment of the industry, "Asia Pacific is the biggest global market, standing at 42 percent. Commercial HVAC equipment brings in the majority of industry revenue, contributing 51 percent" (Lucintel). Navigant Research further stated, "The strongest region for energy efficient HVAC expansion will be Asia Pacific, which will account for 55 percent of the world market by 2020."

The Company has secured exclusive distribution rights to represent equipment manufactured by one of China's top HVAC manufacturers, for the countries of the Philippines, Dubai and the UAE. In support of the launch of equipment sales and marketing in each of these countries, the Company intends to exhibit and conduct training seminars as some of the largest HVAC conferences each has to offer later this calendar year. In addition, with the assistance of our strategic advisory board, the Company is endeavoring to facilitate the establishment of an internationally recognized industry association in each of these countries to enhance product reputation and credibility. The Company continues to move forward with development of the unique and disruptive 'Eximius Technologies' to which it owns the exclusive worldwide rights.

The Company is also focused on providing world-class design-consultation services and solutions that allow for the construction and management of   large-scale eco-sustainable geothermal “utility-concept” projects that generate long-term high-return verifiable cash flow opportunities.

These utility concept projects can be created for standalone applications (individual buildings) or connect many different and unique applications over several city blocks and/or entire communities in “Thermal Energy Network” designs.  Large scale utility designs can also be coupled with other available sources where energy may be derived and utilized such as sewer, thermal solar, gray water recovery as well as ice plants to create a more efficient thermal network. The thermal network ground infrastructure can be further enhanced through utilization of renewable electrical sources like hydro, wind and solar to create a truly sustainable system.

The Company is placing particular emphasis on providing clients with highly innovative energy system implementation practices. We employ an internalized process of planning, designing, engineering, equipment specifying and financial system operational modeling that will ultimately provide long-term economic advantages and overall environmental sustainability. We are witnessing first-hand the ever-growing demand for proven and cost-effective, environmental technology solutions. We often engage dialogue with land developers and government organizations that have knowledge of our high-level of expertise and successful track record in the sector and that are seeking specifically to apply and deploy renewables and green technologies in their projects.

HVAC Equipment Exclusive Representation

We have secured exclusive distribution rights to represent equipment manufactured by one of China's top HVAC manufacturers, Mammoth China, for the countries of the Philippines, Dubai and the UAE. In support of the launch of equipment sales and marketing in each of these countries, the Company intends to exhibit and conduct training seminars as some of the largest HVAC conferences each has to offer in the Calendar year 2014. Such products and technologies represented include, geothermal and water source heat pumps, roof top units, fan coils and variable air volume systems.

General explanation of each of these types of equipment follows:

Fan Coils

Fan coil systems are comprised of water-to-air coil air handlers connected via a two- or four-pipe insulated water loop. Fan coils require complex chillers and boilers to provide water loop fluid in a particular temperature range (i.e. chilled water for cooling and hot water for heating). Two-pipe fan coils have a major disadvantage as control is substantially limited to whatever mode the system is currently set at (i.e. cooling or heating). A four-pipe version can be installed that requires both chilled and heated water to be available at the same time. Four-pipe systems also require twice the piping and twice the circulation equipment of a two-pipe system, which makes a four-pipe system one of the most expensive systems to install.

Variable Air Volume (VAV)

Variable Air Volume, or VAV, is one of the most common types of HVAC systems used in large commercial buildings today. A typical system is usually comprised of a large air handler, central ductwork system, and a relatively large equipment room. Conditioned air is distributed throughout the building via a central ductwork system and is regulated via dampers in each space. VAV systems typically have a higher first cost than Water-Source Heat Pumps, and similar or slightly higher operating costs, resulting in overall increased life cycle costs.

Rooftop

Rooftop systems are similar to VAV systems in that they use a central ductwork system to distribute conditioned air into the building space. However, instead of one central unit, the system is comprised of multiple units which can be tasked for different conditioning requirements. Rooftop systems usually require additional structural reinforcement as well as cranes or other lifting equipment to place the units. Control in a particular zone is limited to what the system is currently set to (i.e. cooling or heating). Rooftop installation costs are low to moderate, but operating costs are typically 50% higher than Water-Source Heat Pumps. Additionally, the systems are exposed to the elements and are subject to damage and vandalism.

Water-Source and Geothermal Heat Pumps

Water-Source and Geothermal Heat Pump systems are comprised of individual packaged units that transfer heat via a single- or two-pipe water loop. Each unit can be used in either heating or cooling mode year-round and loop temperature is maintained via a boiler/tower combination or earth-coupled loop. Each zone has complete control of its heating/ cooling mode and each unit is independent from the others. This means if one unit goes down, the whole system is not affected. Controls can be as simple as one unit, one thermostat. Water-Source and Geothermal Heat Pump systems are the most energy, cost, and space efficient of any system in the industry.

The Company is particularly focused on the promotion and sales of Heat Pump equipment.  The benefits to the use of heat pumps and the drivers in the market for their more widespread use are many.  Such advantages are:

Proven technology. Heat pumps are no longer a fringe technology-it is proven to be ideal in buildings of all sorts.

Energy savings. Energy savings are a significant advantage of Heat Pumps. Instead of creating heat by burning a fuel, the technology moves heat from one place to where it is needed. Therefore, consumption of electricity is reduced up to 70% (with Geothermal) compared to traditional heating and cooling systems.

Demand savings. It offers the utility company superior asset utilization, with far better load factors than other HVAC systems. In particular, Geothermal can typically use 1,610 kWh per year for each kW, as compared to conventional HVAC systems that use 510 kWh per year for each kW. In other words, energy usage is spread out over more hours of the day, which reduces peak demand.

Supporting environmental values. By incorporating heat pumps, buildings create an environment, which supports and promotes the important message of stewardship of the earth. Increasingly, private industry is looking for ways to demonstrate its concern through actions that give it an image of being "green".

Smaller Space Requirement. Geothermal eliminates the need for boilers and cooling towers, which reduces the need for mechanical space. Because the components of a Geothermal system can be installed anywhere, they eliminate the need for rooftop equipment and its associated high maintenance costs and added structural costs. This can decrease square footage requirements and improve aesthetics in congested urban areas.

Safety. Heat pumps are proven to be safe for all building types. There is no dangerous outdoor equipment that can be exposed to tampering and damage. With geothermal Polyethylene ground heat exchangers (the same as used for natural gas distribution) are long lasting and guaranteed for 50 to 99 years. Since geothermal systems use no combustion, they produce no indoor pollutants.

Individual Room Controls. A major advantage of heat pumps is its ability to heat or cool individual zones. Each space, however large or small, can be kept as warm or cool as needed, with no need to heat or cool an entire building uniformly. This results in greater comfort and satisfaction throughout the building. This also means that there is no central point of failure, such as a boiler, that will ever result in shutting down an entire building.

Reduced maintenance costs. With heat pumps in place, routine maintenance consists of replacing air filters. Because on-site service staff or even customers can do this, service technician visit costs are reduced. Typical heat pump facility costs 10¢ to 15¢ cents per square foot to maintain compared to 35¢ to 45¢ for conventional HVAC systems (USA).

Design flexibility/aesthetics. Incorporating heat pumps means eliminating outdoor or rooftop equipment. Without the need for a flat roof, interesting architectural designs are possible. Finally, because individual spaces within buildings can be adjusted for specific conditions, architects have more latitude in the number and design of windows, and the orientation of exterior walls. The units are silent to operate and keep rooms smelling fresh.

Competitive installation costs. Although the required earth connections may increase initial installation costs, other savings tend to offset this. In commercial situations because heat pump systems require smaller mechanical spaces, boiler rooms can sometimes be eliminated. This can decrease the size of a building, along with its cost, by three to five percent. In addition, heat pumps minimize the need for large ductwork that distributes energy throughout a building. Structural costs can also be reduced because the roof girders do not have to support heavy chillers or other equipment.

Target Revenue Drivers for the Company

1.  Equipment Sales:  The sales and distribution of HVAC equipment is seen to be the greatest long-term revenue driver.   This revenue will be generated by sales either through distribution channels or in support of the turnkey projects the Company designs.

2.  Project design consultation: The Company will profit on the engineering, design, consultation, and set-up of projects whether structured as standard purchase contracts or as an Operating Lease “utility” concepts.   In either case equipment supply (as in number 1 above) will be included.

Industry Association relationships - IGSHPA

The International Ground Source Heat Pump Association (IGSHPA) is a non-profit, member-driven organization established in 1987 to advance ground source heat pump (GSHP) technology on local, state, national and international levels. Headquartered on the campus of Oklahoma State University in Stillwater, Oklahoma, IGSHPA utilizes state-of-the-art facilities for conducting GSHP/WSHP system installation training and geothermal research. With its access to the most current advancements in the geothermal industry, IGSHPA is the ideal bridge between the latest technology and the people who benefit from these developments.

IGSHPA is a particular industry association whereby company management has direct relationships for continuing the promotion and support of the Geothermal/Water Source industry and furthermore position itself as an industry leader and advocate now and in the future.  The organization referenced is seen to be most active in the support and promotion/education of the Geothermal/water source heat pump movement, however there are certainly others that can should be considered in future as the business continues to grow and evolve.

As referenced above, Company Management has specific relationships in place directly with IGSHPA and the Company is working towards the establishment of both IGSHPA Philippines, and IGSHPA Dubai/UAE Chapters.  The Sole Director of the Company is planned to be one of the five founding members of each of the chapters.

Exclusive Proprietary Technology Rights

The Company previously stated herein that is has secured exclusive worldwide rights to certain unique technologies called the Eximius Technologies by the Company.  On January 15, 2012, we entered into an exclusive technology agreement with Vortex Energy Research Inc. for the exclusive rights to these technologies.

On December 15, 2012, we entered into a formal addendum to the above referenced exclusive technology agreement with Vortex Energy Research Inc.. The addendum relates to the adjustment of the terms of funding surrounding the rights agreement to now make it a “best efforts” basis to be released if/when available, up to a total of no more than $500,000 with partial amounts of such funding being potentially released to Vortex Energy to a period no later than October 31, 2014.  The best efforts funding is to be used to provide financial assistance towards continued and on-going testing and product improvement,, and to facilitate engagement of a full field-test program  in different global geographic locations for each of the two technologies.

General descriptions of the Eximius technologies:

 The Resonator

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

The Cavitator

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

Our intentions are to develop these technologies to the point where they will be commercially viable for us to license to manufacturers who make equipment for the heating of water or desalination (The Resonator), as well as industry which requires the transportation and heating of large amounts of liquids.  If we develop our technologies in accordance with our current plans, and they are accepted by industry as commercially viable, we believe that we will be able to license them in a number of ways and collect revenue from the licensing stream.  There can be no assurance that we will be able to develop our technologies to the point where they will be commercially viable to license.

We believe that each of these technologies can be scaled to suit a wide range of applications including residential, commercial, and even industrial.   Each technology can potentially offer environmentally friendly, more-efficient operation than conventional technologies presently used in the marketplace. We plan to embark on a diligent and aggressive research and development effort to now build a data base of operating parameters and design considerations to optimize performance. Information on the company can be found at the corporate website address, www.eximiusenvironmental.com"

Intellectual Property

We have exclusive worldwide rights to proprietary technology as invented by Vortex Energy Research Inc.

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

We do not yet have any definitive joint venture or partnership relationships in place and we cannot be certain that any will materialize.  We have recently had contact with,environmental solutions provider,utility companies, land developers, contracting companies and HVAC distribution agencies headquartered in the Philippines and we are in initial discussions with these variousgroups regarding the launching of product distribution and project consultation.  We have also started discussions with a renewable energy focused development company, headquartered in India.

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

Research and Development

We have not incurred any research and development expenditures over the past two fiscal years.

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

At October 31, 2013, and for the fiscal year then ended, as in previous years, we had a net loss and negative working capital, which raises substantial doubt about our ability to continue as a going concern and caused our independent auditors to include an explanatory paragraph in their report on our financial statements with respect to that uncertainty.  For the fiscal year ended October 31, 2013, we had revenues of $nil from operations.  We are currently insolvent, and we are in arrears on our current accounts.  Our ability to continue operations will depend on the successful implementation of management’s initiatives to raise additional funding and bring our business to profitability. If we are unable to raise or obtain needed funding, we may be forced to discontinue operations.

Our current liabilities are significant, and if those to whom we owe accounts payable were to demand payment, we would be unable to pay.

At October 31, 2013, we had total current liabilities of approximately $1,006,000, including accounts payable at approximately $373,000 and accrued expenses of approximately $83,000.  As of the same date, we had cash of only $82,000.  If those to whom these payments are due were to demand immediate payment, as they are entitled to do, we would not be able to make the required payments and would be subject to liability if our creditors chose to enforce their rights, which could result in our bankruptcy and liquidation, at worst.  Under such a scenario, our assets would be distributed to our creditors leaving nothing to be distributed to our stockholders.

We currently have no significant operating capital and will need to raise additional capital to implement our business plan.

We presently have no significant operating capital.  We believe that we will need to raise approximately $1.0 million to meet our preliminary targets by the end of fiscal year 2014.  We have no commitments for that funding, and we cannot provide any assurance that we will raise any meaningful amount of capital.  We will need to seek additional financing from the sale of equity or from commercial lenders or other sources, for which we have no commitments or arrangements, or we will be required to delay the implementation of our business plan.

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

In connection with the preparation of our financial statements for the year ended October 31, 2013, certain significant internal control deficiencies became evident to management that, in the aggregate, represent material weaknesses, including:

●	lack of sufficient independent directors to form a separate audit committee;

●	insufficient corporate governance policies; and

●	segregation of duties in the accounting and finance department.

As part of the communications respecting its audit procedures for the year ended October 31, 2013, our independent registered public accountants informed the audit committee that these deficiencies constituted material weaknesses  We cannot be certain that we will have the necessary financing to address these deficiencies or that we will be able to attract qualified individuals to serve on our board.  Our failure to successfully remediate these issues could lead to heightened risk for financial reporting mistakes and irregularities and a further loss of public confidence in our internal controls that could harm the market price of our common stock.

During the 2014 fiscal year, management plans to undertake appropriate and reasonable steps to make the necessary improvements to implement changes to remediate the deficiencies, including attracting independent directors, reorganizing our corporate governance policies and processes and hiring employees providing we have the proper financial resources.

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

We are authorized to issue up to 500,000,000 shares of common stock.  As of February 7, 2014 there were 23,452,445 shares of our common stock issued and outstanding and no shares of our preferred stock issued and outstanding.  Our board of directors has the authority to cause our company to issue additional shares of common stock or preferred stock without the consent of any of our stockholders. Consequently, our stockholders may experience dilution in their ownership of our company in the future.

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

ITEM 2.    PROPERTIES

We do not currently own any real property.  Our corporate office is located at 15/F Radio City, 505-511 Hennessy Road, Causeway Bay, Hong Kong, for which we are charged a fee of $775 per year.

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

On November 14, 2007, the defendants in the lawsuit filed by our former subsidiary, Earth Source Energy Inc., Lynn Mueller, Mark McCooey, and Free Energy Solutions Inc., filed a counterclaim against us, our president and chief executive officer, Jason McDiarmid, our former chief financial officer, Kenneth G.C. Telford and former vice-president, Stevan Perry, alleging breach of contract, wrongful dismissal, defamation, abuse of process, and other claims and seeking general monetary damages. We believe that the counterclaims were entirely without merit and were vigorously defended.

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

Our common shares were originally quoted for trading on the OTCBB on May 11, 2005.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board(1)
Quarter Ended	High	Low
October 31, 2013	$.04	$.04
July 31, 2013	$0.10	$0.10
April 30, 2013	$0.84	$0.70
January 31, 2013	$0.10	$0.10
October 31, 2012	$0.0012	$0.0012
July 31, 2012	$0.0012	$0.0011
April 30, 2012	$0.002	$0.001
January 31, 2012	$0,012	$0.002
October 31, 2011	$0.011	$0.002
July 31, 2011	$0.03	$0.011
April 30, 2011	$0.05	$0.001
January 31, 2011	$0.0065	$0.0004
October 31, 2010	$0.0045	$0.0003

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Issuer Direct Corporation act as our registrar and transfer agent for our common shares.

As of October 31, 2013, we had approximately 195 stockholders of record of our common stock.  As of such date 23,452,445 shares of our common stock were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the year ended October 31, 2013, we issued the following unregistered securities, which have not been previously disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year, as follows:

●	On October 22, 2013 we issued 3,600,000 shares of common stock for cash proceeds of $90,000.

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

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended October 31, 2013 and October 31, 2012 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors".

Critical Accounting Policies and Estimates

Intangible Assets

Intangible assets consist of intellectual property. Intangible assets with definite lives or bases for productivity are recorded at cost and are amortized over the expected life or productivity base of the asset. Intangible assets with indefinite lives are not amortized but are evaluated periodically for impairment. Management tests intangible assets for impairment at least annually or more frequently whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our company determined that there is an impairment of intangible assets for the year ended October 31, 2013 in the amount of $260,068. It was determined by management that given the terms underlying the actual contract for the rights to the technology have undergone amendments the ability to continue to truly assess a verifiable value to the technology has become constrained.  Furthermore, the Company and the inventor decided not to proceed with full patent applications for the specific reasons of wishing to keep secure its proprietary trade secrets,  and therein from the viewpoint of the technology value this too, also created issue in being able to continue to define and maintain an assessed technology carrying value.

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

Our plan of operation over the next 24 month period will be focused towards the below efforts:

●	Promotion and marketing and sales efforts for the HVAC equipment exclusively represented by the Company in the markets of the Philippines, Dubai and the UAE

●	on-going development of synergistic industry relationships and alliances with other technology companies or manufacturers of equipment which could be improved through the use of our technologies;

●
providing of project design and consultative services to governments (primarily in Asia) and particularly large builders and developers that recognize environmental sensitivity and energy and water conservation as an important feature of land planning and infrastructure development; and

●
development and initiation of project design and consulting opportunities in high growth Asian markets with such efforts initially directed towards key Asian markets of China, India, the Philippines, Vietnam, Thailand, as well as in the Middle East region, North, Central and parts of South America.

Anticipated Cash Requirements

We anticipate that we will incur the following expenses over the next twelve months:

Expense Item	Cost
General and administrative expenses	$250,000
Legal and accounting fees	$50,000
Sales and marketing expenses	$200,000
Consulting fees and expenses	$150,000
Research and development expenses	$350,000
Total:	$1,000,000

Results of Operations

We will require funds to increase and diversify our business.  We will continue to rely on funds raised through the sale of our common stock or other third-party facilities available to us.  As of October 31, 2013, we were in need of equity or debt financing in order to expand operations and execute our business plans.  We cannot assure that we will raise the required funds.

We had a loss from operations for the year ended October 31, 2013, of approximately $802,000, as compared to a net loss from operations for the year ended October 31, 2012, of approximately $1.2 million.  We had a net loss for the year ended October 31, 2013, of approximately $802,000, as compared to a net loss for the year ended October 31, 2012, of approximately $1.1 million.  The reduced loss for the year ended October 31, 2013, is primarily attributable to a reduction in marketing expenses of approximately $900,000.

Liquidity and Capital Resources

During the fiscal year ended October 31, 2013, we used cash of approximately $76,000 for operating activities from operations, while financing activities provided approximately $159,000 in cash.  During the fiscal year ended October 31, 2012, we used cash of approximately $56,000 for operating activities from operations while financing activities provided cash of approximately $56,000.

Although we are generating no revenues from continuing operations, we still have substantial ongoing losses, and we do not have enough cash to satisfy our cash requirements.  In their report on our audited consolidated financial statements for the fiscal year ended October 31, 2013, as in previous years, our independent registered accountants stated that conditions exists that raise substantial doubt as to our ability to continue as a going concern.

Our working capital deficit at October 31, 2013, was approximately $1 million, as compared to a working capital deficit of approximately $957,000 at October 31, 2012.  At October 31, 2013, we had an accumulated deficit during the development stage of approximately $2.3 million and stockholders’ deficiency of approximately $923,000, as compared to an accumulated deficit during the development stage of approximately $1.5 million and total stockholders’ deficiency of approximately $700,000 at October 31, 2012.

Based on our current level of expenditures, we estimate that cash of approximately $250,000 per quarter will be required to fund operations through October 31, 2014.  Actual expenditures will depend both on the level of expenditures and the availability of funds.

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

INGENIUM
simplifying complexity

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Essential Innovations Technology Corp (a development stage company)

We have audited the accompanying balance sheets of Essential Innovations Technology Corp (a development stage company) ("Company") as of October 31, 2013 and 2012, and the related statements of income, stockholders' equity, and cash flows for each of the years in the two-year period ended October 31, 2013 and for the period from inception (November 1, 2009) to October 31, 2013. Essential Innovations Technology Corp's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Essential Innovations Technology Corp (a development stage company) as of October 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two year period ended October 31, 2013 and for the period from inception (November 1, 2009) to October 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the accompanying financial statements, the Company has incurred losses, has not generated any revenue, and has negative operating cash flows since the inception. These factors, and the need for additional financing in order for the Company to meet its business plans, raise substantial doubt about its ability to continue as a going concern. Management's plan to continue as a going concern is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Ingenium Accounting Associates

Ingenium Accounting Associates

Reno, NV

February 13, 2014

ESSENTIAL INNOVATIONS TECHNOLOGY CORP
(a development stage enterprise)
Balance Sheets
October 31, 2013 and 2012

	2013	2012
Assets

Current assets:
Cash	$82,424	$146
Total current assets	82,424	146

Intellectual property	-	260,068
Total assets	$82,424	$260,214

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$372,872	$345,920
Accrued expenses	82,500	22,500
Accrued compensation	10,000	90,000
Amounts due to stockholders	49,570	7,645
Current portion of long term debt	491,299	491,299
Total current liabilities	1,006,241	957,364

Stockholders' Deficiency
Preferred stock:
$0.001 par value, authorized 10,000,000 shares,
issued and outstanding nil shares (2012 - nil)	-	-
Common stock:
$0.001 par value, authorized 500,000,000 shares,
issued and outstanding 23,452,445 shares (2012 - 17,332,445)	23,453	17,333
Additional paid-in capital	3,186,940	2,617,922
Accumulated deficit	(1,849,309)	(1,849,309)
Deficit accumulated during development stage	(2,284,901)	(1,483,096)
Total stockholders' deficiency	(923,817)	(697,150)
Total liabilities and stockholders' deficiency	$82,424	$260,214

See accompanying notes to financial statements

ESSENTIAL INNOVATIONS TECHNOLOGY CORP
(a development stage enterprise)
Statements of Operations
For the Years Ended October 31, 2013 and 2012 and for the period from commencement of development stage, November 1, 2009,
to October 31, 2013

	2013	2012	cumulative from commencement of development stage, November 1, 2009, to October 31, 2013

Revenue	$-	$-	$-

Expenses:
General and administrative	276,486	115,373	743,509
Marketing	239,838	1,041,000.00	1,280,838
Impairment loss	260,068	-	260,068
Total operating expenses	776,392	1,156,373	2,284,415

Loss from operations	(776,392)	(1,156,373)	(2,284,415)

Interest expense	(25,413)	(25,395)	(102,779)
Gain on debt forgiveness	-	55,000	102,293

Net Loss	$(801,805)	$(1,126,768)	$(2,284,901)

Net loss per share
Basic and diluted net loss per share	$(0.04)	$(0.07)

Weighted average number of shares outstanding
Basic and diluted	17,960,000	16,125,707

See accompanying notes to financial statements

ESSENTIAL INNOVATIONS TECHNOLOGY CORP
(a development stage enterprise)
Statements of Stockholders' Equity (Deficiency) and Comprehensive Loss
For the Years Ended  October 31, 2013, 2012, 2011 and 2010

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Deficit Accumulated during Development Stage	Total Stockholders' Equity (Deficiency)

Balance October 31, 2009	3,444,120	3,444	19,245,950	(21,095,259)	-	(1,845,865)

Effect of quasi-reorganization			(19,245,950)	19,245,950		-

Net loss	-	-	-	-	(171,611)	(171,611)

Balance October 31, 2010	3,444,120	3,444	-	(1,849,309)	(171,611)	(2,017,476)

Net loss	-	-	-		(184,717)	(184,717)

Common stock issued on October 15, 2011
-for settlement of advances due to related parties	1,112,273	1,112	165,729	-	-	166,841
-for accrued remuneration	5,706,167	5,706	850,219	-	-	855,925
-for services received	800,000	800	119,200	-	-	120,000
-for services received from related parties	560,000	560	83,440			84,000

Balance October 31, 2011	11,622,560	11,622	1,218,588	(1,849,309)	(356,328)	(975,427)

Net loss	-	-	-	-	(1,126,768)	(1,126,768)

Common stock issued for services received
- November 12, 2011	625,000	625	155,375	-	-	156,000
- December 15, 2011	1,440,000	1,440	358,560	-	-	360,000
- January 15, 2012	1,250,000	1,250	310,750	-	-	312,000
- January 31, 2012	37,500	38	7,462	-	-	7,500
- February 5, 2012	375,000	375	92,625	-	-	93,000
- February 15, 2012	500,000	500	119,500	-	-	120,000

Issuances on January 15, 2012 for intellectual property acquired
-Common stock	1,000,000	1,000	199,000	-	-	200,000
-Options	-	-	60,068	-	-	60,068

Common stock issued January 31, 2012 to related parties for services received	150,000	150	29,850	-	-	30,000

Common stock issued July 30, 2012 for funds received	244,885	245	48,732	-	-	48,977
Common stock issued July 30, 2012 for settlement of amounts owing	87,500	88	17,412	-	-	17,500

Balance October 31, 2012	17,332,445	17,333	2,617,922	(1,849,309)	(1,483,096)	(697,150)

Net loss					(801,805)	(801,805)

Common stock issued May 6, 2013 for services received	70,000	70	62,730			62,800
Common stock issued June 30, 2013 for settlement of accrued remuneration	1,000,000	1,000	199,000			200,000
Common stock issued July 31, 2013 for funds received	450,000	450	22,050			22,500
Common stock issued August 26, 2013 for services received	1,000,000	1,000	159,000			160,000
Common stock issued October 22, 2013 for funds received	3,600,000	3,600	86,400			90,000

Options issued for services received			39,838			39,838

Balance October 31, 2013	23,452,445	23,453	3,186,940	(1,849,309)	(2,284,901)	(923,817)

See accompanying notes to financial statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP
(a development stage enterprise)
Statements of Cash Flows
For the Years Ended October 31, 2013 and 2012 and for the period from commencement of development stage, November 1, 2009,
to October 31, 2013

	2013	2012	cumulative from commencement of development stage, November 1, 2009, to October 31, 2013

Cash flows from operating activities:

Net loss	$(801,805)	$(1,126,768)	$(2,284,901)
Impairment loss	260,068	-	260,068
Adjustments to reconcile net loss for the period to
net cash used in operating activities:
Common stock issued to related parties for services received	-	30,000	150,000
Common stock issued for services received	222,800	1,048,500	1,355,300
Options issued for services received	39,838		39,838
Gain on forgiveness of debt	-	(55,000)	(102,293)

Changes in assets and liabilities:
Accounts payable	26,952	(65,581)	13,342
Accrued expenses	60,000	22,500	142,500
Accrued compensation	115,787	90,000	289,787

Net cash used in operating activities	(76,360)	(56,349)	(136,359)

Cash provided by financing activities:

Proceeds received for common stock	112,500	35,000	147,500
Advances from stockholders, net	46,138	21,495	71,283

Net cash provided by financing activities	158,638	56,495	218,783

Increase in cash during the period	82,278	146	82,424

Cash at beginning of the period	146	-	-

Cash at end of the period	$82,424	$146	$82,424

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization

Essential Innovations Technology Corp. (the “Company”) was incorporated under the laws of the state of Nevada on April 4, 2001. On March 27, 2009 the Company’s assets and operations relating to the business of manufacture, sales and installation of geo exchange heat products and technology were foreclosed on in satisfaction of $2,413,070 owing to a secured lender. As virtually all of the assets and resources available to the Company were seized in the settlement of the debt owing to the secured lender, the Company ceased operations. The majority of employees of the Company at the time of cessation of business were provided employment by the secured lender and the secured lender settled certain liabilities of the Company critical to their business. The Company disposed of all of its remaining subsidiaries in October 2009. Liabilities of these subsidiaries were generally assumed by the purchaser and the management is of the opinion that no liabilities of its former subsidiaries are attributable to the Company.

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

Basis of presentation

These financial statements have been prepared in accordance accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Intangible Assets

Intangible assets consist of intellectual property. Intangible assets with definite lives or bases for productivity are recorded at cost and are amortized over the expected life or productivity base of the asset. Intangible assets with indefinite lives are not amortized but are evaluated periodically for impairment. Management tests intangible assets for impairment at least annually or more frequently whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company determined that there is an impairment of intangible assets for the year ended October 31, 2013 in the amount of $260,068.

Advertising Expenses

Advertising costs are expensed as incurred. The Company did not incur any advertising costs during the years ended October 31, 2013 and 2012.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the years ended October 31, 2013 and 2012, outstanding stock options and warrants are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Financial Instruments

The Company has the following financial instruments: cash, accounts payable, accrued expenses and compensation,  and amounts due to stockholders. The carrying value of these financial instruments approximates their fair value due to their liquidity or their short-term nature.

Share-Based Compensation

The Company accounts for stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest.  The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in footnote disclosures.

Recent Accounting Pronouncements

The Company reviews recently adopted and proposed accounting standards on a continual basis. For the years ended October 31, 2013 and 2012 no new pronouncements had a material impact on the Company’s financial statements.

Note 2.   Intellectual Property

During the year ended October 31, 2012 the Company acquired worldwide marketing rights to heating and cooling technology from a company controlled by the father of the sole officer and director of the Company (grantor) for 1,000,000 shares of common stock of the Company with a fair value of $200,000 and options to purchase 500,000 shares of common stock, until January 15, 2017, at an exercise price of $0.25 per share.

The Company will also pay, for an indefinite term, to the grantor a royalty of 3% of gross proceeds earned from sale or use of the technology.  Additionally, the Company agreed to pay, over the next two years and on a best efforts basis, to the grantor up to $500,000 for the grantor to use for prototyping and commercialization of the technology.

During the year ended October 31, 2013 the Company determined that the carrying value of the Intellectual Property exceeded the fair value and has recorded an impairment loss of $260,068. This is due to our reassessment of the market acceptance of the technology and costs related to commercialization.

Note 3. Term Loan

The foreclosure of the Company’s operations and assets relating to the business of manufacture, sales and installation of geo exchange heat products and technology on March 27, 2009 were in satisfaction of $2,413,070 owing to a secured lender. The Company still owes $491,299 to a secured lender.  By agreement, the secured lender has agreed that there will be no further interest, penalties or fees charged and that the Company has until March 31, 2014 to negotiate a settlement of this debt with the secured lender. The debt is secured by a charge over all the assets of the Company.

Note 4. Related-Party Transactions and Balances

Advances due to Stockholders

During the year ended October 31, 2013 and 2012 stockholders of the Company advanced $46,138 and $24,030, respectively and were repaid $nil and $2,535, respectively. The balance owing as at October 31, 2013 of $49,570 is included in advances due to stockholders.

During the year ended October 31, 2012 $17,500 due to stockholders was settled by issuing 87,500 shares of common stock.

Accrued Remuneration and Services

During the years ended October 31, 2013 and 2012 the Company’s president and sole director provided management services for which the amounts of $120,000 and $120,000 respectively have been accrued. During the years ended October 31, 2013 and 2012 $200,000 and $30,000, respectively, of the accrual was settled through the respective issuance of 1,000,000 and 150,000 shares of common stock. The balance owing as at October 31, 2013 of $10,000 is included in accrued compensation.

An entity, related by common ownership to two shareholders of the Company, has provided consulting services in the amount of $60,000 and $42,500 during the years ended October 31, 2013 and 2012, respectively. The balance owing as at October 31, 2013 of $82,500 is included in accrued expenses.

Note 5. Share Capital

Preferred Stock

The Company’s authorized capital includes 10,000,000 shares of preferred stock of $0.001 par value. The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

No shares of preferred stock are issued and outstanding as of October 31, 2013 and 2012.

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

The application of this stock consolidations to share and per share amounts has been shown retroactively in these financial statements.

During the yeare ended October 31, 2013, the Company issued:

●	70,000 shares of common stock for services with a fair value of $62,800.

●	1,000,000 shares of common stock as settlement of $200,000 of accrued remuneration.

●	450,000 shares of common stock for cash proceeds of $22,500.

●	1,000,000 shares of common stock for services received with a fair value of $160,000

●	3,600,000 shares of common stock for cash proceeds of $90,000

During the year ended October 31, 2012, the Company issued:

●	150,000 shares of common stock to a related party for services provided with a fair value of $30,000
●	4,227,500 shares of common stock for services received with a fair value of $1,048,500
●	1,000,000 shares of common stock for the acquisition of intellectual property with a fair value of $200,000
●	87,500 shares of common stock as settlement for advances of $17,500
●	244,885 shares of common stock for $48,977 for funds received

Stock Purchase Warrants

At October 31, 2013, the Company had reserved shares of common stock for the following outstanding warrants to purchase 66,494 shares of the Company’s common stock:

Number of warrants	Exercise Price	Expiry
66,494	$ 0.02	2050

No warrants were issued in 2013 or 2012.

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

A summary of the Company’s stock options as of October 31, 2013 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at October 31, 2012	500,000	0.25
Options issued	50,000	0.75
Outstanding at October 31, 2013	550,000	$0.30

The following table summarizes stock options outstanding at October 31, 2013:

Exercise Price	Number Outstanding at October 31, 2013	Average Remaining Contractual Life (Years)	Number Exercisable at October 31, 2013	Intrinsic value
$0.25	500,000	3.25	500,000	-
$0.75	50,000	1.50	50,000	-

As at October 31, 2013 550,000 shares of common stock were reserved for outstanding options. The Company's policy is to issue new shares as settlement of options exercised. There were 50,000 options issued and none exercised during the years ended October 31, 2013 and 2012. The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model The assumptions used in calculating the fair value of the options granted were: risk-free interest rate of 1.0%, a 2 year expected life, a dividend yield of 0.0%, and a stock price volatility factor of 405%.

Note 7. Income Taxes

No provision for income taxes has been made for the period since the Company incurred net losses.

Deferred Tax Assets

As of October 31, 2013, the Company has net operating losses of approximately $12,600,000 available for future deduction from taxable income derived in the United States which begin to expire in the year 2022. The potential benefit of net operating loss carryforwards has not been recognized in the consolidated financial statements since the Company cannot determine that it is more likely than not that such benefit will be utilized in future years. The components of the net deferred tax asset and the amount of the valuation allowance are as follows:

	2013	2012
Deferred tax assets:
Net operating loss carryforwards (expiring through 2031)	$4,293,000	$4,156,000
Valuation allowance	(4,293,000)	(4,156,000
Net deferred tax assets	$--	$--

The change in the valuation allowance was an increase of $137,000 for the year ended October 31, 2013 and an increase of $416,000 for the year ended October 31, 2012. The utilization of the tax net operating loss carry forwards may be limited due to ownership changes. The Company’s tax returns are open to examination for the years ended October 31, 2008 to 2013.

The difference between the benefit for income taxes and income taxes computed using the US federal income tax rate are as follows:

	2013	2012

Benefit computed using statutory rate (34%)	$(137,000)	$(416,000)
Change in valuation allowance	137,000	416,000
Net deferred tax assets	$--	$--

Note 8. Commitments and Contingencies

Litigation

On November 14, 2007, the defendants in a lawsuit filed by a former subsidiary of the Company filed a counterclaim against the Company and several of its officers, alleging breach of contract, wrongful dismissal, defamation, abuse of process, and other claims. The Company believes that the counterclaims are without merit and intends to defend them vigorously as it continues to press its claims that the individual defendants breached their noncompetition agreements with the Company and its former subsidiary as well as their fiduciary obligations. The Company’s management has determined that no provision for loss is necessary as of October 31, 2013.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTSON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 4, 2013, we formally informed Peterson Sullivan LLP of their dismissal as our companys independent registered public accounting firm.

The reports of Peterson Sullivan LLP on our companys consolidated financial statements as of and for the fiscal years ended October 31, 2011 and 2010 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about our company ability to continue as a going concern.

Our companys board of directors participated in and approved the decision to change independent registered public accounting firms.

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

(ii)  The type of audit opinion that might be rendered on our companys consolidated financial statements, and none of the following was provided to our company: (a) a written report, or (b) oral advice that Ingenium Accounting Associates concluded was an important factor considered by our company in reaching a decision as to accounting, auditing or financial reporting issue; or

(iii)  Any matter that was subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our current chief executive and financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of October 31, 2013, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of October 31, 2013, our disclosure controls and procedures were not effective.

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

Based on our evaluation and the material weaknesses described below, management concluded that we did not maintain effective internal control over financial reporting as of October 31, 2013.  This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Because we are a smaller reporting company, management’s report was not subject to attestation by our registered public accounting firm.

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended October 31, 2013, certain significant deficiencies in internal control became evident to management that, in the aggregate, represent material weaknesses, including:

(i) Lack of sufficient independent directors to form an audit committee.  We currently have two independent directors on our board, which is comprised of four directors, but require a third independent director with the required financial expertise in order to form an audit committee.  Although there is no requirement that we have an audit committee, we intend to have a majority of independent directors as soon as we are reasonably able to do so.

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

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies.  We intend to consider the results of our remediation efforts and related testing as part of our year-end 2014 assessment of the effectiveness of our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal year  ended October 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Age	Position Held with our Company	Date First Elected or Appointed

Jason McDiarmid	43	President, Chief Executive Officer, Chief Financial Office, Treasurer, Secretary and Director	November 1, 2001

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

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth, for each of our last three completed fiscal years, the dollar value of all cash and noncash compensation earned by any person who was our principal executive officer during the preceding fiscal year and each of our three most highly compensated executive officers earning more than $100,000 during the fiscal years ended October 31, 2013, 2012 and 2011 and up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended October 31, 2013, 2012 and 2011, (together, the “Named Executive Officers”):

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation	Change in Pension Value and Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jason McDiarmid (1)	2013	120,000	--	--	--	--	--	--	120,000
President, Chief Executive Officer,	2012	120,000	--	--	--	--	--	--	120,000
Chief Financial Officer,	2011	84,000	--	--	--	--	--	--	84,000
Treasurer and Director

(1)	Jason McDiarmid was appointed president, chief executive officer, treasurer and director on November 1, 2001 and chief financial officer in September 2007.

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

Outstanding Equity Awards at 2013 Year-End

None of our Named Executive Officers has any outstanding equity awards as of October 31, 2013.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of February 7, 2014, with respect to the beneficial ownership of our outstanding common stock by: (i) any holder of more than 5%; (ii) each of the Named Executive Officers, directors, and director nominees; and (iii) our directors, director nominees, and Named Executive Officers as a group, based on 23,452,445 shares of common stock outstanding as of February 7, 2014.  Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned:

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Principal Stockholders:

Named Executive Officers and Directors:
Jason McDiarmid	Common Stock	1,777,632	7.58%
3F Shun Feng, International Centre, 182 Queens Road East,
Hong Kong, SAR, China

All Executive Officers and
Directors as a Group (1 person):	Common Stock	1,777,632	7.58%
_______________
(1)
Based on 23,452,445 shares of common stock issued and outstanding as of February 7, 2014. Except as otherwise indicated, we believe that the beneficial owners of the common shares listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended October 31, 2013, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

Advances due to Stockholders

During the year ended October 31, 2013 and 2012 stockholders of the Company advanced $46,138 and $24,030, respectively and were repaid $nil and $2,535, respectively. The balance owing as at October 31, 2013 of $49,570 is included in advances due to stockholders.

During the year ended October 31, 2012 $17,500 due to stockholders was settled by issuing 87,500 shares of common stock.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed or accrued by our independent registered accountants during the fiscal years ended October 31, 2013 and 2012:

	October 31, 2013	October 31, 2012

Audit Fees	$19,400	$28,613

Audit Related Fees	--	--

Tax Fees	--	--

All Other Fees	--	--
Total Fees	$19,400	$28,613

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

All other fees consist of fees for products and services other than the services reported above.  There were no management consulting services provided in fiscal 2013.

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

Dated: February 13, 2014

/s/ Jason McDiarmid
Jason McDiarmid
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)