Form 10-Q
period 2014-03-12
ESSENTIAL INNOVATIONS TECHNOLOGY CORP
filed 2014-03-17
CIK 1250897

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of March 17, 2014, the issuer had one class of common stock, with a par value of $0.001, of which 23,452,445 shares were issued and outstanding.

TABLE OF CONTENTS

		Page
	PART I—FINANCIAL INFORMATION

Item 1:	Financial Statements:
	Unaudited Balance Sheets as at January 31, 2014, and
	October 31, 2013	3
	Unaudited Statements of Operations for the
	Three Months Ended January 31, 2014 and 2013	4
	and for the period from commencement of development stage, November 1,
	2009, to January 31, 2014
	Unaudited Statements of Cash Flows for the
	Three Months Ended January 31, 2014 and 2013	5
	and for the period from commencement of development stage, November 1,
	2009, to January 31, 2014
	Notes to Financial Statements (Unaudited)	6

Item 2:	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	10

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4:	Controls and Procedures	12

	PART II—OTHER INFORMATION

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 5:	Other Events	12

Item 6:	Exhibits	12

	Signatures	13

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ESSENTIAL INNOVATIONS TECHNOLOGY CORP
(a development stage enterprise)
Balance Sheets
January 31, 2014 and October 31, 2013
(unaudited)

	January 31,	October 31,
	2014	2013
Assets

Current assets:
Cash	$4,217	82,424
Total current assets	4,217	82,424

Total assets	$4,217	82,424

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$371,544	372,872
Accrued expenses	70,000	82,500
Accrued compensation	10,000	10,000
Amounts due to stockholders	35,763	49,570
Current portion of long term debt	491,299	491,299
Total current liabilities	978,606	1,006,241

Stockholders' Deficiency
Preferred stock:
$0.001 par value, authorized 10,000,000 shares,
issued and outstanding nil shares (2013 - nil)	-	-
Common stock:
$0.001 par value, authorized 500,000,000 shares,
issued and outstanding 23,452,445 shares (2013 - 23,452,445)	23,453	23,453
Additional paid-in capital	3,186,940	3,186,940
Accumulated deficit	(1,849,309)	(1,849,309)
Deficit accumulated during development stage	(2,335,473)	(2,284,901)
Total stockholders' deficiency	(974,389)	(923,817)
Total liabilities and stockholders' deficiency	$4,217	82,424

See accompanying notes to financial statements

ESSENTIAL INNOVATIONS TECHNOLOGY CORP
(a development stage enterprise)
Statements of Operations
For the Three Months Ended January 31, 2014 and 2013 and for the period from commencement of development stage, November 1, 2009,
to January 31, 2014
(unaudited)
	Three months ended January 31, 2014	Three months ended January 31, 2013	cumulative from commencement of development stage, November 1, 2009, to January 31, 2014

Revenue	$-	$-	$-

Expenses:
General and administrative	44,187	79,636	787,696
Marketing	-	-	1,280,838
Impairment loss	-	-	260,068
Total operating expenses	44,187	79,636	2,328,602

Loss from operations	(44,187)	(79,636)	(2,328,602)

Interest expense	(6,385)	(6,443)	(109,164)
Gain on debt forgiveness	-	-	102,293

Net Loss	$(50,572)	$(86,079)	$(2,335,473)

Net loss per share
Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding
Basic and diluted	23,452,445	17,332,445

See accompanying notes to financial statements

ESSENTIAL INNOVATIONS TECHNOLOGY CORP
(a development stage enterprise)
Statements of Cash Flows
For the Three Months Ended January 31, 2014 and 2013 and for the period from commencement of development stage, November 1, 2009,
to January 31, 2014
(unaudited)
	Three months ended January 31, 2014	Three months ended January 31, 2013	cumulative from commencement of development stage, November 1, 2009, to January 31, 2014

Cash flows from operating activities:

Net loss	$(50,572)	$(86,079)	$(2,335,473)
Impairment loss	-	-	260,068
Adjustments to reconcile net loss for the period to
net cash used in operating activities:
Common stock issued to related parties for services received	-	-	150,000
Common stock issued for services received	-	-	1,355,300
Options issued for services received	-		39,838
Gain on forgiveness of debt	-	-	(102,293)

Changes in assets and liabilities:
Accounts payable	(1,328)	17,237	12,014
Accrued expenses	(12,500)	13,750	130,000
Accrued compensation	-	25,787	289,787

Net cash used in operating activities	(64,400)	(29,305)	(200,759)

Cash (used) provided by financing activities:

Proceeds received for common stock	-	-	147,500
Advances from stockholders, net	(13,807)	29,365	57,476

Net cash (used) provided by financing activities	(13,807)	29,365	204,976

(Decrease) increase in cash during the period	(78,207)	60	4,217

Cash at beginning of the period	82,424	146	-

Cash at end of the period	$4,217	$206	$4,217

See accompanying notes to financial statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP
(a development stage enterprise)
Statements of Cash Flows (continued)
For the Three Months Ended January 31, 2014 and 2013 and for the period from commencement of development stage, November 1, 2009,
to January 31, 2014
(unaudited)

Supplementary Information:

	Three months ended January 31, 2014	Three months ended January 31, 2013	cumulative from commencement of development stage, November 1, 2009, to January 31, 2014

Cash paid for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

Non-cash transactions:
Common stock issued for settlement of amounts owing	$-	$-	$184,341
Common stock issued for settlement of accrued remuneration	-	-	1,055,925
Intellectual property acquired for common stock, options
and committment for future cash payments	-	-	260,068

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization

The company has secured exclusive distribution rights to represent equipment manufactured by one of China's top HVAC (heating, ventilation and air conditioning) manufacturers, Mammoth China, for the countries of the Philippines, Dubai and the UAE. Such products and technologies represented include, geothermal and water source heat pumps, commercial roof top units, fan coils and variable air volume systems. In addition, the Company is endeavoring to facilitate the establishment of an internationally recognized industry association (IGSHPA – the International Ground Source Heat Pump Association), in each of these countries to enhance certain product reputation and credibility. The Company furthermore continues with development and testing of the unique and disruptive 'Eximius Technologies' to which it owns the exclusive worldwide rights.

Development Stage

The Company is devoting substantially all of its efforts on establishing the business and principal operations have not commenced. All losses accumulated since inception of the development stage have been considered as part of the Company’s development stage activities.

The Company re- entered the development stage effective November 1, 2009.

Interim Period Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the Securities and Exchange Commission’s instructions.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  The results of operations reflect interim adjustments, all of which are of a normal recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for such interim period.  The results reported in these interim financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.  Certain information and note disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report for the year ended October 31, 2013, as filed with the Securities and Exchange Commission on February 13, 2014.

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

Recent Accounting Pronouncements

The Company reviews recently adopted and proposed accounting standards on a continual basis.   The Company does not expect any new accounting pronouncements will have  a material impact on the Company’s financial position, results of operations, or cash flows.

Note 2. Term Loan

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

Note 3. Related-Party Transactions and Balances

During the three months ended January 31, 2014 and 2013 stockholders of the Company advanced $4,420 and $29,365, respectively and were repaid $18,227 and $nil, respectively. The balance owing as at January 31, 2014 of $35,763 is included in advances due to stockholders.

An entity, related by common ownership to two shareholders of the Company, has provided consulting services in the amount of $7,500 and $15,000 during the respective three months ended January 31, 2014 and 2013. The balance owing as at January 31, 2014 of $70,000 is included in accrued expenses

Note 4. Share Capital

Preferred Stock

The Company’s authorized capital includes 10,000,000 shares of preferred stock of $0.001 par value. The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

No shares of preferred stock are issued and outstanding as of January 31, 2014 and 2013.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, par value of $0.001.

No shares were issued during the three months ended January 31, 2014.

For additional details of stock issuances prior to the three months ended January 31, 2014 please see the Form 10-K for the fiscal year ended October 31, 2013 filed with the Securities Exchange Commission on February 13, 2014.

 ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited financial statements for the three month periods ended January 31, 2014 and 2013, and for the period from commencement of development stage, November 1, 2009, to January 31, 2014 and our annual report on Form 10-K for the year ended October 31, 2013, including the financial statements and notes thereto.

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

Introduction

During the three month periods ended January 31, 2014 the Company continued efforts to create business opportunities in markets for which is has secured exclusive distribution rights to represent equipment manufactured by one of China's top heating, ventilation, and air conditioning (“HVAC”) manufacturers, Mammoth China (Shanghai) Zheijiang Ltd. These countries include the Philippines, Dubai and the UAE.

In making such active efforts, the Company continues to seek to provide potential clients, primarily in the commercial and residential construction industry, with design consulting services that can employ highly innovative energy system implementation practices. Company expertise includes an internalized process of planning, designing, engineering, equipment specifying and financial system operational modeling that will ultimately provide long-term economic advantages and overall environmental sustainability. The Company continues to undertake direct dialogue with land developers and government organizations that have knowledge of our high-level of expertise and successful track record in the sector and that are seeking specifically to apply and deploy renewables and green technologies in their projects.

During the quarter ended January 31, 2014, the Company began negotiations with a construction management company in the Philippines interested in working in conjunction with the Company to sell, market and install the Mammoth technologies in the Philippine marketplace.  This company also has business activities in the Middle East, in particular, in Dubai, such that discussions and negotiations with this organization have included the potential for future working activities in such markets as well.  At present this construction management company is undergoing due diligence of the Mammoth product offering represented by the Company, while at the same time is conducting its own assessment of the overall market opportunity in the Philippines for the sales and installation of the HVAC equipment within the product line.

The Company believes these on-going negotiations could result in a formalized working relationship being announced in Q2 or Q3 of this fiscal year.

During Q1, the Company’s sole officer and director t received an invitation to speak at a large HVAC conference in country of India in February 2014, ACREX, 2014 held in New Delhi.  As such, in furtherance of continuing to make the greatest efforts possible to promote the overall expertise of the Company in particular in the specific industry field of Geothermal heating and cooling systems, the company CEO conducted a highly attended and well-received 3 hour presentation at the conference in late February 2014.  The Company now has been presented a number of different project opportunities in India in which design consulting and equipment supply opportunities exist.

Throughout the remainder of the fiscal year, the Company intends to continue to develop relationships it has made and the ensuing associated project and business opportunities in both current and new target markets throughout the Asian and Middle-Eastern marketplaces.

Results of Operations

Comparison of the Three Months Ended January 31, 2014,
with the Three Months Ended January 31, 2013

We had no gross revenue for the three month periods ended January 31, 2014 and 2013.

Our general and administrative expenses from continuing operations for the three months ended January 31, 2014, were $44,187 as compared to $79,636 for the comparable period ended January 31, 2013.  The decrease is primarily due a reduction in consulting services.

Overall, we have a net loss of $50,572 for the three months ended January 31, 2014, as compared to a net loss of $86,079 in the corresponding three months of the preceding year.

Liquidity and Capital Resources

As of January 31, 2014, our current assets were $4,217, as compared to $82,424 at October 31, 2013.  As of January 31, 2014, our current liabilities were $978,606, as compared to $1,006,241 at October 31, 2013.

Operating activities used net cash of $64,400 for the three months ended January 31, 2014, as compared to use of $29,305 for the three months ended January 31, 2013.

Net cash of $13,807 was used by financing activities during the three months ended January 31, 2014, as compared to $29,365 net cash provided by financing activities during the comparable three months ended January 31, 2013.

Management intends to renegotiate the terms of the long-term debt with the holder prior to March 31, 2014.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officers (our “Certifying Officers”) , as appropriate, to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of January 31, 2014, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of January 31, 2014, our disclosure controls and procedures were not effective.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2014, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Registrant

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

March 17, 2014	By:	/s/ JASON MCDIARMID
JASON MCDIARMID
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)