Form 10-Q
period 2014-04-30
ESSENTIAL INNOVATIONS TECHNOLOGY CORP
filed 2014-06-16
CIK 1250897

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of June 11, 2014, the issuer had one class of common stock, with a par value of $0.001, of which 23,452,445 shares were issued and outstanding.

TABLE OF CONTENTS

		Page
	PART I—FINANCIAL INFORMATION

Item 1:	Financial Statements:

	Unaudited Balance Sheets as at April 30, 2014, and October 31, 2013	3

	Unaudited Statements of Operations for the Three and Six Months Ended April 30, 2014 and 2013 and for the period from commencement of development stage, November 1, 2009, to April 30, 2014	4

	Unaudited Statements of Cash Flows for the Three and Six Months Ended April 30, 2014 and 2013 and for the period from commencement of development stage, November 1, 2009, to April 30, 2014	5

	Notes to Financial Statements (Unaudited)	7

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4:	Controls and Procedures	12

	PART II—OTHER INFORMATION

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 5:	Other Events	12

Item 6:	Exhibits	13

	Signatures	14

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ESSENTIAL INNOVATIONS TECHNOLOGY CORP
(a development stage enterprise)
Balance Sheets
April 30, 2014 and October 31, 2013
(unaudited)

	April 30,	October 31,
	2014	2013
Assets

Current assets:
Cash	$-	$82,424
Total current assets	-	82,424

Total assets	$-	$82,424

Liabilities and Stockholders' Deficiency

Current liabilities:
Bank overdraft	$48	$-
Accounts payable	404,005	372,872
Accrued expenses	77,500	82,500
Accrued compensation	34,033	10,000
Amounts due to stockholders	47,538	49,570
Current portion of long term debt	491,299	491,299
Total current liabilities	1,054,423	1,006,241

Stockholders' Deficiency
Preferred stock:
$0.001 par value, authorized 10,000,000 shares,
issued and outstanding nil shares (2013 - nil)	-	-
Common stock:
$0.001 par value, authorized 500,000,000 shares,
issued and outstanding 23,452,445 shares (2013 - 23,452,445)	23,453	23,453
Additional paid-in capital	3,186,940	3,186,940
Accumulated deficit	(1,849,309)	(1,849,309)
Deficit accumulated during development stage	(2,415,507)	(2,284,901)
Total stockholders' deficiency	(1,054,423)	(923,817)
Total liabilities and stockholders' deficiency	$-	$82,424

See accompanying notes to financial statements

ESSENTIAL INNOVATIONS TECHNOLOGY CORP
(a development stage enterprise)
Statements of Operations
For the Three and Six Months Ended April 30, 2014 and 2013 and for the period from commencement of development stage, November 1, 2009,
to April 30, 2014
(unaudited)
	Three Months Ended April 30		Six Months Ended April 30		cumulative from commencement of development stage, November
	2014	2013	2014	2013	1, 2009, to April 30, 2014

Revenue	$-	$-	$-	$-	$-

Expenses:
General and administrative	73,857	67,694	118,044	147,330	861,553
Marketing	-		-	-	1,280,838
Impairment loss	-	-	-	-	260,068
Total operating expenses	73,857	67,694	118,044	147,330	2,402,459

Loss from operations	(73,857)	(67,694)	(118,044)	(147,330)	(2,402,459)

Interest expense	(6,177)	(6,200)	(12,562)	(12,643)	(115,341)
Gain on debt forgiveness	-	-	-	-	102,293

Net Loss	$(80,034)	(73,894)	$(130,606)	$(159,973)	$(2,415,507)

Net loss per share
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding
Basic and diluted	23,452,445	17,332,445	23,452,445	17,332,445

See accompanying notes to financial statements

ESSENTIAL INNOVATIONS TECHNOLOGY CORP
(a development stage enterprise)
Statements of Cash Flows
For the Six Months Ended April 30, 2014 and 2013 and for the period from commencement of development stage, November 1, 2009,
to April 30, 2014
(unaudited)

	Six Months Ended April 30		cumulative from commencement of development stage, November
	2014	2013	1, 2009, to April 30, 2014

Cash flows from operating activities:

Net loss	$(130,606)	$(159,973)	$(2,415,507)
Adjustments to reconcile net loss for the period to
net cash used in operating activities:
Impairment loss	-	-	260,068
Common stock issued to related parties for services received	-	-	150,000
Common stock issued for services received	-	-	1,355,300
Options issued for services received	-		39,838
Gain on forgiveness of debt	-	-	(102,293)

Changes in assets and liabilities:
Accounts payable	31,133	44,271	44,475
Accrued expenses	(5,000)	-	137,500
Accrued compensation	24,033	55,787	313,820

Net cash used in operating activities	(80,440)	(59,915)	(216,799)

Cash (used) provided by financing activities:

Proceeds received for common stock	-	-	147,500
Advances from (repayments to) stockholders, net	(2,032)	60,252	69,251

Net cash (used) provided by financing activities	(2,032)	60,252	216,751

(Decrease) increase in cash during the period	(82,472)	337	(48)

Cash at beginning of the period	82,424	146	-

Cash (deficiency) at end of the period	$(48)	$483	$(48)

See accompanying notes to financial statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP
(a development stage enterprise)
Statements of Cash Flows (continued)
For the Six Months Ended April 30, 2014 and 2013 and for the period from commencement of development stage, November 1, 2009,
to April 30, 2014
(unaudited)

Supplementary Information:

	Six Months Ended April 30		cumulative from commencement of development stage, November
	2014	2013	1, 2009, to April 30, 2014

Cash paid for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

Non-cash transactions:
Common stock issued for settlement of amounts owing	$-	$-	$184,341
Common stock issued for settlement of accrued remuneration	-	-	1,055,925
Intellectual property acquired for common stock, options
and committment for future cash payments	-	-	260,068
Common stock issued for settlement of subscriptions received in prior periods	-	-	13,977

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization

 The Company has secured exclusive distribution rights to represent equipment manufactured by one of China’s top HVAC (heating, ventilation and air conditioning) manufacturers, Mammoth China, for the countries of the Philippines and the United Arab Emirates. Such products and technologies represented include geothermal and water source heat pumps, commercial roof top units, fan coils and variable air volume systems. In addition, the Company is endeavouring to facilitate the establishment of an internationally recognized industry association (IGHSPA – the International Ground Source Heat Pump Association) in both of these countries to enhance certain product reputation and credibility.

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

Financial Instruments

The Company has the following financial instruments: cash, accounts payable, accrued expenses and compensation and amounts due to stockholders. The carrying value of these financial instruments approximates their fair value due to their liquidity or their short-term nature.

Recent Accounting Pronouncements

The Company reviews recently adopted and proposed accounting standards on a continual basis.   The Company does not expect any new accounting pronouncements will have  a material impact on the Company’s financial position, results of operations, of cash flows.

Note 2. Term Loan

The foreclosure of the Company’s operations and assets relating to the business of manufacture, sales and installation of geo exchange heat products and technology on March 27, 2009 were in satisfaction of $2,413,070 owing to a secured lender. The Company still owes $491,299 to a secured lender.  By agreement, the secured lender has agreed that there will be no further interest, penalties or fees charged and that the Company has until October 31, 2014 to negotiate a settlement of this debt with the secured lender. The debt is secured by a charge over all the assets of the Company.

Note 3. Related-Party Transactions and Balances

During the six months ended April 30, 2014 and 2013 stockholders of the Company advanced $15,656 and $60,252, respectively and were repaid $17,682 and $nil, respectively. The balance owing as at April 30, 2014 of $47,538 is included in advances due to stockholders.

An entity, related by common ownership to two shareholders of the Company, has provided consulting services in the amount of $15,000 and $30,000 during the respective six months ended April 30, 2014 and 2013. The balance owing as at April 30, 2014 of $77,500 is included in accrued expenses.

Note 4. Share Capital

Preferred Stock

The Company’s authorized capital includes 10,000,000 shares of preferred stock of $0.001 par value. The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

No shares of preferred stock are issued and outstanding as of April 30, 2014 and 2013.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, par value of $0.001.

No shares were issued during the six months ended April 30, 2014.

For additional details of stock issuances prior to the six months ended April 30, 2014 please see the Form 10-K for the fiscal year ended October 31, 2013 filed with the Securities Exchange Commission on February 13, 2014.

 ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited financial statements for the three and six month periods ended April 30, 2014 and 2013, and for the period from commencement of development stage, November 1, 2009, to April 30, 2014 and our annual report on Form 10-K for the year ended October 31, 2013, including the financial statements and notes thereto.

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

Introduction

During the three and six month periods ended April 30, 2014 the Company continued efforts to create business opportunities in markets for which it has secured exclusive distribution rights to represent equipment manufactured by one of China's top heating, ventilation, and air conditioning (“HVAC”) manufacturers, Mammoth Technologies. These countries include the Philippines and the UAE.

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

Further during this period the Company CEO participated in the ACREX 2014 Conference in New Delhi, India.  In such regards, our CEO was an invited global expert in the field of Geothermal Heating and Cooling systems and personally conducted a 3 hour seminar to a large audience of contractors, developers, and government officials interested in the application of geothermal technology in the Indian marketplace.  The Company is now working conjunctively with a local Indian engineering firm in New Delhi to present and propose system designs and budgets for a number of different projects in New Delhi and other regions of India as well. The Company does not have exclusive rights to the Indian market, however, it does have the rights to sell and market said Mammoth products in any markets in which Mammoth is as yet unrepresented, India being one such Country.

During the quarter ended April 30, 2014, the Company continued negotiations with a construction management company in the Philippines interested in working in conjunction with the Company to sell, market and install the Mammoth technologies in the Philippine marketplace.  This company also has business activities in the Middle East, in particular, in Dubai, such that discussions and negotiations with this organization have included the potential for future working activities in such markets as well.  Additionally the Company began discussions with one of the largest Power (utility) companies in the Philippines as to the same style of relationship for the Country, whereby they would provide their infrastructure and resources to the sales, application, deployment and service for the Mammoth product line, with the Company providing them the equipment and design consultation.  The power provider is placing particular emphasis on the geothermal technology (most specifically targeting cooling and water heating).

The Company believes these on-going negotiations could result in a formalized working relationship being announced in Q3 or Q4 of this fiscal year.

Results of Operations

Comparison of the Three and Six Months Ended April 30, 2014,
with the Three and Six Months Ended April 30, 2013

We had no gross revenue for the three and six month periods ended April 30, 2014 and 2013.

Our general and administrative expenses from continuing operations for the three and six months ended April 30, 2014, were $73,857 and $118,044, respectively, as compared to $67,694 and $147,330 for the comparable three and six month periods ended April 30, 2013.  The cumulative decrease for the six months is primarily due to a reduction in consulting services.

Overall, we have a net loss of $80,034 and $130,606 for the three and six months ended April 30, 2014, as compared to a net loss of $73,894 and $159,973 in the corresponding three and six month periods of the preceding year.

Liquidity and Capital Resources

As of April 30, 2014, our current assets were $nil, as compared to $82,424 at October 31, 2013.  As of April 30, 2014, our current liabilities were $1,054,423, as compared to $1,006,241 at October 31, 2013.

Operating activities used net cash of $80,440 for the six months ended April 30, 2014, as compared to use of $59,915 for the six months ended April 30, 2013.

Net cash of $2,032 was used by financing activities during the six months ended April 30, 2014, as compared to $60,252 net cash provided by financing activities during the comparable six months ended April 30, 2013.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officers (our “Certifying Officers”) , as appropriate, to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of April 30, 2014, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of April 30, 2014, our disclosure controls and procedures were not effective.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2014, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Registrant

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Date: June 16, 2014	By:	/s/ JASONMCDIARMID
Jason McDiarmid
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)