Form 10-Q
period 2014-07-31
ESSENTIAL INNOVATIONS TECHNOLOGY CORP
filed 2014-09-15
CIK 1250897

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of September 11, 2014, the issuer had one class of common stock, with a par value of $0.001, of which 24,352,445 shares were issued and outstanding.

TABLE OF CONTENTS

		Page
PART I—FINANCIAL INFORMATION

Item 1:	Financial Statements:	3

	Unaudited Balance Sheets as at July 31, 2014, and October 31, 2013	4

	Unaudited Statements of Operations for the Three and Nine Months Ended July 31, 2014 and 2013 and for the period from commencement of development stage, November 1, 2009, to July 31, 2014	5

	Unaudited Statements of Cash Flows for the Nine Months Ended July 31, 2014 and 2013 and for the period from commencement of development stage, November 1, 2009, to July 31, 2014	6

	Notes to Financial Statements (Unaudited)	8

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4:	Controls and Procedures	12

PART II—OTHER INFORMATION

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 5:	Other Events	13

Item 6:	Exhibits	13

	Signatures	14

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ESSENTIAL INNOVATIONS TECHNOLOGY CORP
(a development stage enterprise)
Balance Sheets
July 31, 2014 and October 31, 2013
(unaudited)

	July 31,	October 31,
	2014	2013
Assets

Current assets:
Cash	$98	$82,424
Total current assets	98	82,424

Total assets	$98	$82,424

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$401,138	$372,872
Accrued expenses	85,000	82,500
Accrued compensation	64,033	10,000
Amounts due to stockholders	55,369	49,570
Current portion of long term debt	491,299	491,299
Total current liabilities	1,096,839	1,006,241

Stockholders' Deficiency
Preferred stock:
$0.001 par value, authorized 10,000,000 shares, issued and outstanding nil shares (2013 - nil)	-	-
Common stock:
$0.001 par value, authorized 500,000,000 shares, issued and outstanding 24,352,445 shares (2013 - 23,452,445)	24,353	23,453
Additional paid-in capital	3,208,540	3,186,940
Accumulated deficit	(1,849,309)	(1,849,309)
Deficit accumulated during development stage	(2,480,325)	(2,284,901)
Total stockholders' deficiency	(1,096,741)	(923,817)
Total liabilities and stockholders' deficiency	$98	$82,424

See accompanying notes to financial statements

ESSENTIAL INNOVATIONS TECHNOLOGY CORP
(a development stage enterprise)
Statements of Operations
For the Three and Nine Months Ended July 31, 2014 and 2013 and for the period from commencement of development stage, November 1, 2009,
to July 31, 2014
(unaudited)

	Three Months Ended July 31		Nine Months Ended July 31		cumulative from commencement of development stage, November 1, 2009, to July 31,
	2014	2013	2014	2013	2014

Revenue	$-	$-	$-	$-	$-

Expenses:
General and administrative	58,433	131,635	176,477	278,965	919,986
Marketing	-	-	-	-	1,280,838
Impairment loss	-	-	-	-	260,068
Total operating expenses	58,433	131,635	176,477	278,965	2,460,892

Loss from operations	(58,433)	(131,635)	(176,477)	(278,965)	(2,460,892)

Interest expense	(6,385)	(6,385)	(18,947)	(19,028)	(121,726)
Gain on debt forgiveness	-	-	-	-	102,293

Net Loss	$(64,818)	(138,020)	$(195,424)	$(297,993)	$(2,480,325)

Net loss per share
Basic and diluted net loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of shares outstanding
Basic and diluted	24,049,184	17,332,445	23,653,544	17,332,445

See accompanying notes to financial statements

ESSENTIAL INNOVATIONS TECHNOLOGY CORP
(a development stage enterprise)
Statements of Cash Flows
For the Nine Months Ended July 31, 2014 and 2013 and for the period from commencement of development stage, November 1, 2009,
to July 31, 2014
(unaudited)

	Nine Months Ended July 31		cumulative from commencement of development stage, November 1, 2009, to July 31,
	2014	2013	2014

Cash flows from operating activities:

Net loss	$(195,424)	$(297,993)	$(2,480,325)
Impairment loss	-	-	260,068
Adjustments to reconcile net loss for the period to
net cash used in operating activities:
Common stock issued to related parties for services received	-	-	150,000
Common stock issued for services received	-	57,800	1,355,300
Options issued for services received	-	21,500	39,838
Gain on forgiveness of debt	-	-	(102,293)

Changes in assets and liabilities:
Accounts payable	28,266	22,365	41,608
Accrued expenses	2,500	42,500	145,000
Accrued compensation	54,033	85,787	343,820

Net cash used in operating activities	(110,625)	(68,041)	(246,984)

Cash provided by financing activities:

Proceeds received for common stock	22,500	22,500	170,000
Advances from stockholders, net	5,799	67,940	77,082

Net cash provided by financing activities	28,299	90,440	247,082

(Decrease) increase in cash during the period	(82,326)	22,399	98

Cash at beginning of the period	82,424	146	-

Cash at end of the period	$98	$22,545	$98

See accompanying notes to financial statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP
(a development stage enterprise)
Statements of Cash Flows (continued)
For the Nine Months Ended July 31, 2014 and 2013 and for the period from commencement of development stage, November 1, 2009,
to July 31, 2014
(unaudited)

Supplementary Information:
	Nine Months Ended July 31		cumulative from commencement of development stage, November 1, 2009, to July 31,
	2014	2013	2014

Cash paid for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

Non-cash transactions:
Common stock issued for settlement of amounts owing	$-	$-	184,341
Common stock issued for settlement of accrued remuneration	-	-	1,055,925
Intellectual property acquired for common stock, options
and committment for future cash payments	-	-	260,068
Common stock issued for settlement of subscriptions received in prior periods	-	-	13,977

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

July 31, 2014

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

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. The presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted.

There have been no other recently issued accounting pronouncements through the date of this report that the Company believes will have a material impact on the financial position, results of operations, or cash flows.

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

Note 3. Related-Party Transactions and Balances

During the nine months ended July 31, 2014 and 2013 stockholders of the Company advanced $53,060 and $67,940, respectively and were repaid $47,261 and $nil, respectively. The balance owing as at July 31, 2014 of $55,369, is included in advances due to stockholders.

An entity, related by common ownership to two shareholders of the Company, has provided consulting services in the amount of $22,500 and $45,000 during the respective nine months ended July 31, 2014 and 2013. The balance owing as at July 31, 2014 of $85,000 is included in accrued expenses.

Note 4. Share Capital

Preferred Stock

The Company’s authorized capital includes 10,000,000 shares of preferred stock of $0.001 par value. The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

No shares of preferred stock are issued and outstanding as of July 31, 2014 and 2013.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, par value of $0.001.

During the nine months ended July 31, 2014 the Company

●	Issued 900,000 shares of common stock for cash proceeds of $22,500

 ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited financial statements for the three and nine month periods ended July 31, 2014 and 2013, and for the period from commencement of development stage, November 1, 2009, to July 31, 2014 and our annual report on Form 10-K for the year ended October 31, 2013, including the financial statements and notes thereto.

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

Introduction

During the three and nine month periods ended July 31, 2014 the Company continued efforts to create business opportunities in markets for which it has secured exclusive distribution rights to represent equipment manufactured by one of China's top heating, ventilation, and air conditioning (“HVAC”) manufacturers, Mammoth Technologies. These countries include the India, the Philippines and the UAE.

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

During the quarter ended July 31, 2014, the Company established a working relationship with Overdrive Engineering in New Delhi, India,  This organization has a team of engineers and designers focused on the sales and marketing of various types of green building technologies to the Indian marketplace.  In this regards Overdrive is now working towards securing a contract that they have bid on with the ITC hotel group in India, one of the largest companies on the Indian continent.  The Company further continued negotiations with a construction management company in the Philippines interested in working in conjunction with the Company to sell, market and install the Mammoth technologies in the Philippine marketplace.  They also have business activities in the Middle East, in particular, in Dubai, such that discussions and negotiations with this organization have included the potential for future working activities in such markets as well.  Additionally the Company began discussions with one of the largest Power (utility) companies in the Philippines as to the same style of relationship for the Country, whereby they would provide their infrastructure and resources to the sales, application, deployment and service for the Mammoth product line, with the Company providing them the equipment and design consultation.  The power provider is placing particular emphasis on the geothermal technology (most specifically targeting cooling and water heating).

The Company believes these on-going negotiations could result in a formalized working relationship being announced in Q1/Q2 of the next fiscal year.

Throughout the remainder of the fiscal year, the Company intends to continue to develop the relationships made and the ensuing associated project and business opportunities in both current and new target markets throughout the Asian and Middle-Eastern marketplaces.

Results of Operations

Comparison of the Three and Nine Months Ended July 31, 2014, with the Three and Nine Months Ended July 31, 2013

We had no gross revenue for the three and nine month periods ended July 31, 2014 and 2013.

Our general and administrative expenses from continuing operations for the three and nine months ended July 31, 2014, were $58,433 and $176,447, respectively, as compared to $131,635 and $278,965 for the comparable three and nine month periods ended July 31, 2013. The cumulative decrease for the nine months is primarily due to a reduction in consulting services.

Overall, we have a net loss of $64,818 and $195,424, for the three and nine months ended July 31, 2014, as compared to a net loss of $138,020 and $297,993 in the corresponding three and nine month periods of the preceding year.

Liquidity and Capital Resources

As of July 31, 2014, our current assets were $98, as compared to $82,424 at October 31, 2013.  As of July 31, 2014, our current liabilities were $1,096,839, as compared to $1,006,241 at October 31, 2013.

Operating activities used net cash of $110,625 for the nine months ended July 31, 2014, as compared to use of $68,041 for the nine months ended July 31, 2013.

Net cash of $28,299 was provided by financing activities during the nine months ended July 31, 2014, as compared to $90,440 net cash provided by financing activities during the comparable nine months ended July 31, 2013.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officers (our “Certifying Officers”) , as appropriate, to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of July 31, 2014, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of July 31, 2014, our disclosure controls and procedures were not effective.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2014, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 31, 2014 we issued 900,000 shares of common stock for cash proceeds of $22,500. These shares were issued.

In the above issuance, no general solicitation was used and the transaction was negotiated directly with our executive officer.  The recipient of the common stock represented in writing that they were not a resident of the United States, acknowledged that the securities constituted restricted securities, and consented to a restrictive legend on the certificate to be issued.  These transaction was made in reliance on Regulation S.

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

Registrant

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Date: September 15, 2014	By:	/s/ JASONMCDIARMID
Jason McDiarmid
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)