Form 10-K
period 2014-10-31
ESSENTIAL INNOVATIONS TECHNOLOGY CORP
filed 2015-02-12
CIK 1250897

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2014

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
Common Stock, Par Value $0.001
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of April 30, 2014, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the issuer was $777,740.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of February 9. 2015, registrant had 24,352,445 shares of issued and outstanding common stock, par value $0.001.

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

On December 15, 2012, we entered into a formal addendum to the above referenced exclusive technology agreement with Vortex Energy Research Inc., dated January 15, 2012. The formal addendum related specifically to the terms of the release of certain funding as described above therein, and the fact that the language defining such fund release within the original agreement did not properly reflect the original intent of the parties. The addendum was included to previous disclosure filings by Exhibit.

The terms of the formal addendum agreement, have since been amended to extend an additional 24-month period to October 31, 2016, instead of October 31, 2014.  Our company will now continue to attempt to provide funding on a “best efforts” basis to be released if/when available, up to a total of no more than $500,000 with partial amounts of such funding being potentially released to Vortex Energy to a period no later than October 31, 2015, in order to provide financial assistance towards continued and on-going testing and product improvement, and to facilitate engagement of a full field-test program  in different global geographic locations for each of the two technologies.

Subsequently, our company will work with the inventors to bring it to a state ready for manufacturing and full-scale commercialization. Following this the target date, now extended to December 31, 2016, instead of December 31, 2014, our company  intends to retain Vortex Energy at such time under a separate agreement as design and manufacturing consultants and would plan to attempt to complete a larger financing round solely for manufacturing, marketing, and distribution.

Technology Descriptions

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

We do not yet have any definitive joint venture or partnership relationships in place and we cannot be certain that any will materialize.  We have had contact and dialogue with various potential business relationships in the Philippines, India, Thailand, Dubai, and Mainland China. However as yet, these relationships has resulted in any definitive agreements to move forward and we cannot be certain that any agreements will materialize.

While the competitors may be operating similar business models, we plan to build our competitive position in the industry through the following ways:

●	offer high quality competitively priced HVAC equipment primarily for commercial and institutional project applications;

●	provide a comprehensive range of environmental project and design consultative services;

●	by continuing with the on-going research and development of innovative and disruptive technology solutions

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

At October 31, 2014, and for the fiscal year then ended, as in previous years, we had a net loss and negative working capital, which raises substantial doubt about our ability to continue as a going concern and caused our independent auditors to include an explanatory paragraph in their report on our financial statements with respect to that uncertainty.  For the fiscal year ended October 31, 2014, we had revenues of $nil from operations.  We are currently insolvent, and we are in arrears on our current accounts.  Our ability to continue operations will depend on the successful implementation of management’s initiatives to raise additional funding and bring our business to profitability. If we are unable to raise or obtain needed funding, we may be forced to discontinue operations.

Our current liabilities are significant, and if those to whom we owe accounts payable were to demand payment, we would be unable to pay.

At October 31, 2014, we had total current liabilities of approximately $1,148,000, including accounts payable at approximately $400,000 and accrued expenses of approximately $93,000.  As of the same date, we had cash of only $134.  If those to whom these payments are due were to demand immediate payment, as they are entitled to do, we would not be able to make the required payments and would be subject to liability if our creditors chose to enforce their rights, which could result in our bankruptcy and liquidation, at worst.  Under such a scenario, our assets would be distributed to our creditors leaving nothing to be distributed to our stockholders.

We currently have no significant operating capital and will need to raise additional capital to implement our business plan.

We presently have no significant operating capital.  We believe that we will need to raise approximately $750,000 to meet our preliminary targets by the end of fiscal year 2015.  We have no commitments for that funding, and we cannot provide any assurance that we will raise any meaningful amount of capital.  We will need to seek additional financing from the sale of equity or from commercial lenders or other sources, for which we have no commitments or arrangements, or we will be required to delay the implementation of our business plan.

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

In connection with the preparation of our financial statements for the year ended October 31, 2014, certain significant internal control deficiencies became evident to management that, in the aggregate, represent material weaknesses, including:

●	lack of sufficient independent directors to form a separate audit committee;

●	insufficient corporate governance policies; and

●	segregation of duties in the accounting and finance department.

As part of the communications respecting its audit procedures for the year ended October 31, 2014, our independent registered public accountants informed the audit committee that these deficiencies constituted material weaknesses. We cannot be certain that we will have the necessary financing to address these deficiencies or that we will be able to attract qualified individuals to serve on our board.  Our failure to successfully remediate these issues could lead to heightened risk for financial reporting mistakes and irregularities and a further loss of public confidence in our internal controls that could harm the market price of our common stock.

During the 2015 fiscal year, management plans to undertake appropriate and reasonable steps to make the necessary improvements to implement changes to remediate the deficiencies, including attracting independent directors, reorganizing our corporate governance policies and processes and hiring employees providing we have the proper financial resources.

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

We expect a substantial portion of our revenues to be based on sales and services rendered to customers outside the United States and in Asia. As a result, if the relative strength of the dollar increases as related to the value of the relevant Asian currency, our financial performance would likely be adversely affected and it would become more difficult to compete with entities whose operations were conducted outside the United States in the relevant currencies. We have no plan or policy to utilize forward contracts or currency options to minimize this exposure, and even if these measures are implemented, they may not be cost-effective or fully offset such future currency risks.

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

Risks Associated with Our Common Stock

There is no active trading market for our common stock and if a market for our common stock does not develop, our investors will be unable to sell their shares.

There is currently no active trading market for our common stock and such a market may not develop or be sustained. We currently plan to have our common stock quoted on the OTCQB upon the effectiveness of the registration statement of which this prospectus forms a part. In order to do this, a market maker must file a Form 15c-211 to allow the market maker to make a market in shares of our common stock and we are not aware that any market maker has any such intention. We cannot provide our investors with any assurance that our common stock will be traded on the OTCQB or, if traded, that a public market will materialize. If our common stock is not quoted on the OTCQB or if a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of development stage companies, which may adversely affect the market price of our common stock in a material manner.

Because we can issue additional shares of our common stock, purchasers of our common stock may experience dilution in their ownership of our company in the future.

We are authorized to issue up to 500,000,000 shares of common stock.  As of February 9, 2015 there were 24,352,445 shares of our common stock issued and outstanding and no shares of our preferred stock issued and outstanding.  Our board of directors has the authority to cause our company to issue additional shares of common stock or preferred stock without the consent of any of our stockholders. Consequently, our stockholders may experience dilution in their ownership of our company in the future.

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

In the United States, our common shares are currently quoted on the Grey Market under the trading symbol “ESIV.”  The "Grey Market" is a security that is not currently traded on the OTCBB, OTCQB or OTC Pink marketplaces. Broker-dealers are not willing or able to publicly quote Grey Market securities because of a lack of investor interest, company information availability or regulatory compliance. The following quotations reflect the high and low bids for our common shares based on inter-dealer prices, while previously quoted on the OTCBB and OTCQB during said periods without retail mark-up, mark-down or commission and may not represent actual transactions.

. The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended	High	Low
October 31, 2014	$.03	$.025
July 31, 2014	$.05	$.025
April 30, 2014	$.05	$.017
January 31, 2014	$.08	$.017
October 31, 2013	$.04	$.04
July 31, 2013	$0.10	$0.10
April 30, 2013	$0.84	$0.70
January 31, 2013	$0.10	$0.10
October 31, 2012	$0.0012	$0.0012
July 31, 2012	$0.0012	$0.0011
April 30, 2012	$0.002	$0.001
January 31, 2012	$0,012	$0.002
October 31, 2011	$0.011	$0.002
.
Issuer Direct Corporation act as our registrar and transfer agent for our common shares.

As of October 31, 2014, we had approximately 200 stockholders of record of our common stock.  As of such date 24,352,445 shares of our common stock were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We have not issued any unregistered securities which have not been previously disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no long-term incentive plans.

ITEM 6.                 SELECTED FINANCIAL DATA

 As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended October 31, 2014 and October 31, 2013 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 8 of this annual report.

Critical Accounting Policies and Estimates

Intangible Assets

Intangible assets consist of intellectual property. Intangible assets with definite lives or bases for productivity are recorded at cost and are amortized over the expected life or productivity base of the asset. Intangible assets with indefinite lives are not amortized but are evaluated periodically for impairment. Management tests intangible assets for impairment at least annually or more frequently whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our company determined that there is no impairment of assets as at October 31, 2014.

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

Our plan of operation over the next 24 month period will be focused towards the below efforts:

●	offer high quality competitively priced HVAC equipment primarily for commercial and institutional project applications;

●	provide a comprehensive range of environmental project and design consultative services;

●	by continuing with the on-going research and development of innovative and disruptive technology solutions

Anticipated Cash Requirements

We anticipate that we will incur the following expenses over the next twelve months:

Expense Item	Cost
General and administrative expenses	$250,000
Legal and accounting fees	$75,000
Sales and marketing expenses	$200,000
Consulting fees and expenses	$125,000
Research and development expenses	$350,000
Total:	$1,000,000

Results of Operations

We will require funds to increase and diversify our business.  We will continue to rely on funds raised through the sale of our common stock or other third-party facilities available to us.  As of October 31, 2014, we were in need of equity or debt financing in order to expand operations and execute our business plans.  We cannot assure that we will raise the required funds.

We had a loss from operations for the year ended October 31, 2014, of approximately $246,000, as compared to a net loss from operations for the year ended October 31, 2013, of approximately $802,000.  We had a net loss for the year ended October 31, 2014, of approximately $246,000, as compared to a net loss for the year ended October 31, 2013, of approximately $802,000.  The reduced loss for the year ended October 31, 2014, is primarily attributable to a reduction in marketing expenses of approximately $240,000 and impairment charge of $260,000.

Liquidity and Capital Resources

During the fiscal year ended October 31, 2014, we used cash of approximately $130,000 for operating activities from operations, while financing activities provided approximately $47,000 in cash.  During the fiscal year ended October 31, 2013, we used cash of approximately $76,000 for operating activities from operations while financing activities provided cash of approximately $159,000.

Although we are generating no revenues from continuing operations, we still have substantial ongoing losses, and we do not have enough cash to satisfy our cash requirements.  In their report on our audited consolidated financial statements for the fiscal year ended October 31, 2014, as in previous years, our independent registered accountants stated that conditions exists that raise substantial doubt as to our ability to continue as a going concern.

Our working capital deficit at October 31, 2014, was approximately $1.15 million, as compared to a working capital deficit of approximately $1 million at October 31, 2013.  At October 31, 2014, we had an accumulated deficit during the development stage of approximately $2.5 million and stockholders’ deficiency of approximately $1.15 million, as compared to an accumulated deficit during the development stage of approximately $2.3 million and total stockholders’ deficiency of approximately $923,000 at October 31, 2013.

Based on our current level of expenditures, we estimate that cash of approximately $250,000 per quarter will be required to fund operations through October 31, 2015.  Actual expenditures will depend both on the level of expenditures and the availability of funds.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PLS CPA, A PROFESSIONAL CORPORATION
t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111 t
t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 764-5480
t E-MAIL changgpark@gmail.comt

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Essential Innovations Technology Corp.
(A Development Stage Company)

We have audited the accompanying balance sheet of Essential Innovations Technology Corp. (A Development Stage “Company”) as of October 31, 2014 and the related financial statements of operations, changes in shareholders’ equity (deficit) and cash flows for the year ended October 31, 2014, and for the period from November 1, 2009 (inception) to October 31, 2014. These financial statements are the responsibility of the Company’s management.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Essential Innovations Technology Corp. as of October 31, 2014, and the results of its operation and its cash flows for the year ended October 31, 2014, and for the period from November 1, 2009 (inception) to October 31, 2014 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA__
PLS CPA, A Professional Corp.

February 12, 2014
San Diego, CA. 92111

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Essential Innovations Technology Corp (a development stage company)

We have audited the accompanying balance sheet of Essential Innovations Technology Corp (a development stage company) (“Company”) as of October 31, 2013, and the related statements of income, stockholders’ equity, and cash flows for the year ended October 31, 2013. Essential Innovations Technology Corp’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Essential Innovations Technology Corp (a development stage company) as of October 31, 2013, and the results of its operations and its cash flows for the year ended October 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

Ingenium Accounting Associates

Ingenium Accounting Associates
Reno, NV
February 13, 2014

ESSENTIAL INNOVATIONS TECHNOLOGY CORP
(a development stage enterprise)
Balance Sheets
October 31, 2014 and 2013

	2014	2013
Assets

Current assets:
Cash	$134	$82,424
Total current assets	134	82,424

Intellectual property		-
Total assets	$134	$82,424

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$399,850	$372,872
Accrued expenses	92,500	82,500
Accrued compensation	89,486	10,000
Amounts due to stockholders	74,511	49,570
Current portion of long term debt	491,299	491,299
Total current liabilities	1,147,646	1,006,241

Stockholders' Deficiency
Preferred stock:
$0.001 par value, authorized 10,000,000 shares,
issued and outstanding nil shares (2013 - nil)		-
Common stock:
$0.001 par value, authorized 500,000,000 shares,
issued and outstanding 24,352,445 shares (2013 - 23,452,445)	24,353	23,453
Additional paid-in capital	3,208,540	3,186,940
Accumulated deficit	(1,849,309)	(1,849,309)
Deficit accumulated during development stage	(2,531,096)	(2,284,901)
Total stockholders' deficiency	(1,147,512)	(923,817)
Total liabilities and stockholders' deficiency	$134	$82,424

See accompanying notes to financial statements

ESSENTIAL INNOVATIONS TECHNOLOGY CORP
(a development stage enterprise)
Statements of Operations
For the Years Ended October 31, 2014 and 2013 and for the period from commencement of development stage, November 1, 2009,
to October 31, 2014
	2014		2013	cumulative from commencement of development stage, November 1, 2009, to October 31, 2014

Revenue	$		$-	$-

Expenses:
General and administrative		220,863	276,486	964,372
Marketing		-	239,838	1,280,838
Impairment loss		-	260,068	260,068
Total operating expenses		220,863	776,392	2,505,278

Loss from operations		(220,863)	(776,392)	(2,505,278)

Interest expense		(25,332)	(25,413)	(128,111)
Gain on debt forgiveness			-	102,293

Net Loss		$(246,195)	$(801,805)	$(2,531,096)

Net loss per share
Basic and diluted net loss per share		$(0.01)	$(0.04)

Weighted average number of shares outstanding
Basic and diluted		23,829,705	17,960,000

See accompanying notes to financial statements

ESSENTIAL INNOVATIONS TECHNOLOGY CORP
(a development stage enterprise)
Statements of Stockholders' Equity (Deficiency) and Comprehensive Loss
For the Years Ended October 31, 2014, 2013, 2012, 2011 and 2010

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Deficit Accumulated during Development Stage	Total Stockholders' Equity (Deficiency)
	Number of Shares	Amount

Balance October 31, 2009	3,444,120	$3,444	$19,245,950	$(21,095,259)	$-	$(1,845,865)

Effect of quasi-reorganization			(19,245,950)	19,245,950		-

Net loss	-	-	-	-	(171,611)	(171,611)

Balance October 31, 2010	3,444,120	3,444	-	(1,849,309)	(171,611)	(2,017,476)

Net loss	-	-	-		(184,717)	(184,717)

Common stock issued on October 15, 2011
-for settlement of advances due to related parties	1,112,273	1,112	165,729	-	-	166,841
-for accrued remuneration	5,706,167	5,706	850,219	-	-	855,925
-for services received	800,000	800	119,200	-	-	120,000
-for services received from related parties	560,000	560	83,440			84,000

Balance October 31, 2011	11,622,560	11,622	1,218,588	(1,849,309)	(356,328)	(975,427)

Net loss	-	-	-	-	(1,126,768)	(1,126,768)

Common stock issued for services received
- November 12, 2011	625,000	625	155,375	-	-	156,000
- December 15, 2011	1,440,000	1,440	358,560	-	-	360,000
- January 15, 2012	1,250,000	1,250	310,750	-	-	312,000
- January 31, 2012	37,500	38	7,462	-	-	7,500
- February 5, 2012	375,000	375	92,625	-	-	93,000
- February 15, 2012	500,000	500	119,500	-	-	120,000

Issuances on January 15, 2012 for intellectual property acquired
-Common stock	1,000,000	1,000	199,000	-	-	200,000
-Options	-	-	60,068	-	-	60,068

Common stock issued January 31, 2012 to related parties for services received	150,000	150	29,850	-	-	30,000

Common stock issued July 30, 2012 for funds received	244,885	245	48,732	-	-	48,977
Common stock issued July 30, 2012 for settlement of amounts owing	87,500	88	17,412	-	-	17,500

Balance October 31, 2012	17,332,445	17,333	2,617,922	(1,849,309)	(1,483,096)	(697,150)

Net loss					(801,805)	(801,805)

Common stock issued May 6, 2013 for services received	70,000	70	62,730			62,800
Common stock issued June 30, 2013 for settlement of accrued remuneration	1,000,000	1,000	199,000			200,000
Common stock issued July 31, 2013 for funds received	450,000	450	22,050			22,500
Common stock issued August 26, 2013 for services received	1,000,000	1,000	159,000			160,000
Common stock issued October 22, 2013 for funds received	3,600,000	3,600	86,400			90,000

Options issued for services received			39,838			39,838

Balance October 31, 2013	23,452,445	23,453	3,186,940	(1,849,309)	(2,284,901)	(923,817)

Net loss					(246,195)	(246,195)

Common stock issued May 31, 2014 for funds received	900,000	900	21,600			22,500

Balance October 31, 2014	24,352,445	$24,353	$3,208,540	$(1,849,309)	$(2,531,096)	$(1,147,512)

See accompanying notes to financial statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP
(a development stage enterprise)
Statements of Cash Flows
For the Years Ended October 31, 2014 and 2013 and for the period from commencement of development stage, November 1, 2009,
to October 31, 2014

	2014	2013	cumulative from commencement of development stage, November 1, 2009, to October 31, 2014

Cash flows from operating activities:

Net loss	$(246,195)	$(801,805)	$(2,531,096)
Impairment loss	-	260,068	260,068
Adjustments to reconcile net loss for the period to
net cash used in operating activities:
Common stock issued to related parties for services received		-	150,000
Common stock issued for services received		222,800	1,355,300
Options issued for services received		39,838	39,838
Gain on forgiveness of debt		-	(102,293)

Changes in assets and liabilities:
Accounts payable	26,978	26,952	40,320
Accrued expenses	10,000	60,000	152,500
Accrued compensation	79,486	115,787	369,273

Net cash used in operating activities	(129,731)	(76,360)	(266,090)

Cash provided by financing activities:

Proceeds received for common stock	22,500	112,500	170,000
Advances from stockholders, net	24,941	46,138	96,224

Net cash provided by financing activities	47,441	158,638	266,224

Increase in cash during the period	(82,290)	82,278	134

Cash at beginning of the period	82,424	146	-

Cash at end of the period	$134	$82,424	$134

See accompanying notes to financial statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP
(a development stage enterprise)
Statements of Cash Flows (continued)
For the Years Ended October 31, 2014 and 2013 and for the period from commencement of development stage, November 1, 2009,
to October 31, 2014

Supplementary Information:

	2014	2013	cumulative from commencement of development stage, November 1, 2009, to October 31, 2014

Non-cash transactions:
Common stock issued for settlement of amounts owing	$	$-	$184,341
Common stock issued for settlement of accrued remuneration		200,000	1,255,925
Intellectual property acquired for common stock, options
and committment for future cash payments		-	260,068
Common stock issued for settlement of subscriptions received in prior periods		-	13,977

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

October 31, 2014

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

Intangible Assets

Intangible assets consist of intellectual property. Intangible assets with definite lives or bases for productivity are recorded at cost and are amortized over the expected life or productivity base of the asset. Intangible assets with indefinite lives are not amortized but are evaluated periodically for impairment. Management tests intangible assets for impairment at least annually or more frequently whenever events or changes in circumstances indicate that the carrying value may not be recoverable. During the year ended October 31, 2013 the Company determined that there was an impairment of intangible assets in the amount of $260,068.

Advertising Expenses

Advertising costs are expensed as incurred. The Company did not incur any advertising costs during the years ended October 31, 2014 and 2013.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the years ended October 31, 2014 and 2013, outstanding stock options and warrants are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Recent Accounting Pronouncements

The Company reviews recently adopted and proposed accounting standards on a continual basis. For the years ended October 31, 2014 and 2013 no new pronouncements had a material impact on the Company’s financial statements.

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

The Company also agreed to pay, for an indefinite term, to the grantor a royalty of 3% of gross proceeds earned from sale or use of the technology. Additionally, the Company agreed to pay, over the next two years and on a best efforts basis, to the grantor up to $500,000 for the grantor to use for prototyping and commercialization for the technology. No payments have been made to date.

During the year ended October 31, 2013 the Company determined that the carrying value of the Intellectual Property exceeded the fair value and has recorded an impairment loss of $260,068.

Note 3. Term Loan

The foreclosure of the Company’s operations and assets relating to the business of manufacture, sales and installation of geo exchange heat products and technology on March 27, 2009 were in satisfaction of $2,413,070 owing to a secured lender. The Company still owes $491,299 to a secured lender.  By agreement, the secured lender has agreed that there will be no further interest, penalties or fees charged and that the Company has until October 31, 2015 to negotiate a settlement of this debt with the secured lender. The debt is secured by a charge over all the assets of the Company.

Note 4. Related-Party Transactions and Balances

During the years ended October 31, 2014 and 2013 stockholders of the Company advanced $72,204 and $46,138, respectively and were repaid $41,836 and $nil, respectively. The balance owing as at October 31, 2014 of $74,511, is included in advances due to stockholders.

An entity, related by common ownership to two shareholders of the Company, has provided consulting services in the amount of $30,000 and $45,000 during the respective years ended October 31, 2014 and 2013. The balance owing as at October 31, 2014 of $92,500 is included in accrued expenses.

Accrued Remuneration and Services

During the years ended October 31, 2014 and 2013 the Company’s president and sole director provided management services for which the amounts of $120,000 and $120,000 respectively have been accrued. During the years ended October 31, 2014 and 2013 $nil and $200,000, respectively, of the accrual was settled through the respective issuance of nil and 1,000,000 shares of common stock. The balance owing as at October 31, 2014 of $94,033 is included in accrued compensation.

Note 5. Share Capital

Preferred Stock

The Company’s authorized capital includes 10,000,000 shares of preferred stock of $0.001 par value. The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

No shares of preferred stock are issued and outstanding as of October 31, 2014 and 2013.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, par value of $0.001.

During the year ended October 31, 2014 the Company

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

Stock Purchase Warrants

At October 31, 2014, the Company had reserved shares of common stock for the following outstanding warrants to purchase 66,494 shares of the Company’s common stock:

Number of warrants	Exercise Price	Expiry
66,494	$ 0.02	2050

No warrants were issued in 2014 or 2013.

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

A summary of the Company’s stock options as of October 31, 2014 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at October 31, 2013	550,000	0.30
Options issued	-	-
Outstanding at October 31, 2014	550,000	$0.30

The following table summarizes stock options outstanding at October 31, 2014:

Exercise Price	Number Outstanding at October 31, 2014	Average Remaining Contractual Life (Years)	Number Exercisable at October 31, 2014	Intrinsic value
$0.25	500,000	2.25	500,000	-
$0.75	50,000	0.50	50,000	-

As at October 31, 2014 550,000 shares of common stock were reserved for outstanding options. The Company’s policy is to issue new shares as settlement of options exercised. There were no options issued and none exercised during the year ended October 31, 2014. The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model The assumptions used in calculating the fair value of the options granted were: risk-free interest rate of 1.0%, a 2 year expected life, a dividend yield of 0.0%, and a stock price volatility factor of 100%.

Note 7. Income Taxes

No provision for income taxes has been made for the period since the Company incurred net losses.

Deferred Tax Assets

As of October 31, 2014, the Company has net operating losses of approximately $12,900,000 available for future deduction from taxable income derived in the United States which begin to expire in the year 2022. The potential benefit of net operating loss carryforwards has not been recognized in the consolidated financial statements since the Company cannot determine that it is more likely than not that such benefit will be utilized in future years. The components of the net deferred tax asset and the amount of the valuation allowance are as follows:

	2014	2013
Deferred tax assets:
Net operating loss carryforwards (expiring through 2031)	$4,377,000	$4,293,000
Valuation allowance	(4,377,000)	(4,293,000)
Net deferred tax assets	$--	$--

The change in the valuation allowance was an increase of $84,000 for the year ended October 31, 2014 and an increase of $137,000 for the year ended October 31, 2013. The utilization of the tax net operating loss carry forwards may be limited due to ownership changes. The Company’s tax returns are open to examination for the years ended October 31, 2008 to 2014.

The difference between the benefit for income taxes and income taxes computed using the US federal income tax rate are as follows:

	2014	2013

Benefit computed using statutory rate (34%)	$(84,000)	$(137,000)
Change in valuation allowance	84,000	137,000
Net deferred tax assets	$--	$--

Note 8. Commitments and Contingencies

Litigation

On November 14, 2007, the defendants in a lawsuit filed by a former subsidiary of the Company filed a counterclaim against the Company and several of its officers, alleging breach of contract, wrongful dismissal, defamation, abuse of process, and other claims. The Company believes that the counterclaims are without merit and intends to defend them vigorously as it continues to press its claims that the individual defendants breached their noncompetition agreements with the Company and its former subsidiary as well as their fiduciary obligations. The Company’s management has determined that no provision for loss is necessary as of October 31, 2014.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 5, 2015, Essential Innovations Technology Corp. (the “Company”) was formally informed by Ingenium Accounting Associates of its resignation as the Company’s independent registered public accounting firm. On January 5, 2015, the Company engaged PLS CPA A Professional Corporation as its new independent registered public accounting firm.

ITEM 9A.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our current chief executive and financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of October 31, 2014, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of October 31, 2014, our disclosure controls and procedures were not effective.

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

Based on our evaluation and the material weaknesses described below, management concluded that we did not maintain effective internal control over financial reporting as of October 31, 2014.  This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Because we are a smaller reporting company, management’s report was not subject to attestation by our registered public accounting firm.

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended October 31, 2014, certain significant deficiencies in internal control became evident to management that, in the aggregate, represent material weaknesses, including:

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

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies.  We intend to consider the results of our remediation efforts and related testing as part of our year-end 2015 assessment of the effectiveness of our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal year  ended October 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Age	Position Held with our Company	Date First Elected or Appointed

Jason McDiarmid	44	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	November 1, 2001

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

Jason McDiarmid - President, Chief Executive and Financial Officer and Director

Jason McDiarmid has been our president, chief executive officer, and director since November 1, 2001. He has been serving as our chief financial officer since September 2007. Mr. McDiarmid has additionally served during the period in a consulting capacity both as the vice-president, business development of Geofinity Manufacturing Inc. from March 2009 – July 2012, and in an industry expert capacity for Modine Manufacturing (NYSE listed), from  July 2012 – November 2012 during a transitional period when such Company acquired the Geofinity technology.   Mr. McDiarmid has worked extensively in an executive management capacity for each of these companies with particular emphasis on the structuring and facilitation of a multitude of corporate financing’s and business and technology acquisitions, the direct sourcing and negotiation of domestic and overseas procurement channels, and the implementation and oversight of product distribution pipelines in North America, Europe and Asia.

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

Mr. McDiarmid is a 1994 graduate of the British Columbia Institute of Technology in the Department of International Trade and Transportation.  Mr. McDiarmid currently resides in Asia.

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

ITEM 11.                      EXECUTIVE COMPENSATION

The following table sets forth, for each of our last three completed fiscal years, the dollar value of all cash and noncash compensation earned by any person who was our principal executive officer during the preceding fiscal year and each of our three most highly compensated executive officers earning more than $100,000 during the fiscal years ended October 31, 2014, 2013 and 2012 and up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended October 31, 2014, 2013 and 2012, (together, the “Named Executive Officers”):

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation	Change in Pension Value and Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jason McDiarmid (1) President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	2014	120,000	--	--	--	--	--	--	120,000
	2013	120,000	--	--	--	--	--	--	120,000
	2012	120,000	--	--	--	--	--	--	120,000

(1)	Jason McDiarmid was appointed president, chief executive officer, treasurer and director on November 1, 2001 and chief financial officer in September 2007.

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

Outstanding Equity Awards at 2014 Year-End

None of our Named Executive Officers has any outstanding equity awards as of October 31, 2014.

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

The following table sets forth certain information, as of February 9, 2015, with respect to the beneficial ownership of our outstanding common stock by: (i) any holder of more than 5%; (ii) each of the Named Executive Officers, directors, and director nominees; and (iii) our directors, director nominees, and Named Executive Officers as a group, based on 24,352,445 shares of common stock outstanding as of February 7, 2014.  Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned:

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Principal Stockholders:
Cronus Overseas Corporation	Common Stock	1,800,000	7.39%
Malvar, Ext. 60, Langka St., Bagong Bario
Caloocan City, Philippines

Oceanus Management Corporation
28A Bonifacio Street, Arty Subdivision	Common Stock	1,800,000	7.39%
Valencia City, Philippines

Named Executive Officers and Directors:
Jason McDiarmid	Common Stock	1,777,632	7.30%
6204 The Gramercy Residences, Poblacion
Makati City, Philippines

All Executive Officers and Directors as a Group (1 person):	Common Stock	1,777,632	7.30%

_______________
(1)
Based on 24,352,445 shares of common stock issued and outstanding as of February 9, 2015. Except as otherwise indicated, we believe that the beneficial owners of the common shares listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended October 31, 2014, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

Advances due to Stockholders

During the year ended October 31, 2014 and 2013 stockholders of the Company advanced $72,204 and $46,138, respectively and were repaid $41,836 and $nil, respectively. The balance owing as at October 31, 2014 of $69,964 is included in advances due to stockholders.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed or accrued by our independent registered accountants during the fiscal years ended October 31, 2014 and 2013:

	October 31, 2014	October 31, 2013

Audit Fees	$23,150	$19,400

Audit Related Fees	--	--

Tax Fees	--	--

All Other Fees	--	--
Total Fees	$23,150	$19,400

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

All other fees consist of fees for products and services other than the services reported above.  There were no management consulting services provided in fiscal 2014.

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

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Date: February 12, 2015	By:	/s/JASONMCDIARMID/s/
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

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Date: February 12, 2015	By:	/s/JASONMCDIARMID/s/
Jason McDiarmid
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)