Form 10-Q
period 2015-01-31
ESSENTIAL INNOVATIONS TECHNOLOGY CORP
filed 2015-03-11
CIK 1250897

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of March 11, 2015, the issuer had one class of common stock, with a par value of $0.001, of which 24,352,445 shares were issued and outstanding.

TABLE OF CONTENTS

		Page
	PART I—FINANCIAL INFORMATION

Item 1:	Financial Statements:
	Unaudited Balance Sheets as at January 31, 2015, and October 31, 2014	3
	Unaudited Statements of Operations for the Three Months Ended January 31, 2015 and 2014
	and for the period from commencement of development stage, November 1, 2009, to January 31, 2015	4
	Unaudited Statements of Cash Flows for the Three Months Ended January 31, 2015 and 2014
	and for the period from commencement of development stage, November 1, 2009, to January 31, 2015	5
	Notes to Financial Statements (Unaudited)	7

Item 2:	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	12

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4:	Controls and Procedures	14

	PART II—OTHER INFORMATION

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 5:	Other Events	14

Item 6:	Exhibits	15

	Signatures	16

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ESSENTIAL INNOVATIONS TECHNOLOGY CORP
(a development stage company)
Balance Sheets
January 31, 2015 and October 31, 2014
(unaudited)

	January 31,	October 31,
	2015	2014
Assets

Current assets:
Cash	$40,572	134
Total current assets	40,572	134

Total assets	$40,572	134

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$395,567	399,850
Accrued expenses	92,500	92,500
Accrued compensation	119,486	89,486
Amounts due to stockholders	132,518	74,511
Current portion of long term debt	491,299	491,299
Total current liabilities	1,231,370	1,147,646

Stockholders' Deficiency
Preferred stock:
$0.001 par value, authorized 10,000,000 shares,
issued and outstanding nil shares (2014 - nil)	-	-
Common stock:
$0.001 par value, authorized 500,000,000 shares,
issued and outstanding 24,352,445 shares (2014 - 24,352,445)	24,353	24,353
Additional paid-in capital	3,208,540	3,208,540
Accumulated deficit	(1,849,309)	(1,849,309)
Deficit accumulated during development stage	(2,574,382)	(2,531,096)
Total stockholders' deficiency	(1,190,798)	(1,147,512)
Total liabilities and stockholders' deficiency	$40,572	134

See accompanying notes to financial statements

ESSENTIAL INNOVATIONS TECHNOLOGY CORP
(a development stage company)
Statements of Operations
For the Three Months Ended January 31, 2015 and 2014 and for the period from commencement of development stage, November 1, 2009,
to January 31, 2015
(unaudited)

	Three months ended January 31, 2015	Three months ended January 31, 2014	Cumulative from commencement of development stage, November 1, 2009, to January 31, 2015

Revenue	$-	$-	$-

Expenses:
General and administrative	36,901	44,187	1,001,273
Marketing	-	-	1,280,838
Impairment loss	-	-	260,068
Total operating expenses	36,901	44,187	2,542,179

Loss from operations	(36,901)	(44,187)	(2,542,179)

Interest expense	(6,385)	(6,385)	(134,496)
Gain on debt forgiveness	-	-	102,293

Net Loss	$(43,286)	$(50,572)	$(2,574,382)

Net loss per share
Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding
Basic and diluted	24,352,445	23,452,445

See accompanying notes to financial statements

ESSENTIAL INNOVATIONS TECHNOLOGY CORP
(a development stage company)
Statements of Cash Flows
For the Three Months Ended January 31, 2015 and 2014 and for the period from commencement of development stage, November 1, 2009,
to January 31, 2015
(unaudited)

	Three months ended January 31, 2015	Three months ended January 31, 2014	Cumulative from commencement of development stage, November 1, 2009, to January 31, 2015

Cash flows from operating activities:

Net loss	$(43,286)	$(50,572)	$(2,574,382)
Impairment loss	-	-	260,068
Adjustments to reconcile net loss for the period to
net cash used in operating activities:
Common stock issued to related parties for services received	-	-	150,000
Common stock issued for services received	-	-	1,355,300
Options issued for services received	-		39,838
Gain on forgiveness of debt	-	-	(102,293)

Changes in assets and liabilities:
Accounts payable	(4,283)	(1,328)	36,037
Accrued expenses	-	(12,500)	152,500
Accrued compensation	30,000	-	399,273

Net cash used in operating activities	(17,569)	(64,400)	(283,659)

Cash (used) provided by financing activities:

Proceeds received for common stock	-	-	170,000
Advances from stockholders, net	58,007	(13,807)	154,231

Net cash (used) provided by financing activities	58,007	(13,807)	324,231

(Decrease) increase in cash during the period	40,438	(78,207)	40,572

Cash at beginning of the period	134	82,424	-

Cash at end of the period	$40,572	$4,217	$40,572

See accompanying notes to financial statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP
(a development stage company)
Statements of Cash Flows (continued)
For the Three Months Ended January 31, 2015 and 2014 and for the period from commencement of development stage, November 1, 2009,
to January 31, 2015
(unaudited)

Supplementary Information:

	Three months ended January 31,2015	Three months ended January 31, 2014	Cumulative from commencement of development stage, November 1, 2009, to January 31, 2015

Cash paid for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

Non-cash transactions:
Common stock issued for settlement of amounts owing	$-	$-	$184,341
Common stock issued for settlement of accrued remuneration	-	-	1,055,925
Intellectual property acquired for common stock, options
and committment for future cash payments	-	-	260,068
Common stock issued for settlement of subscriptions received in prior periods	-	-	13,977

See accompanying notes to financial statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.
(a development stage company)
January 31, 2015
NOTES TO FINANCIAL STATEMENTS
(unaudited)

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

 Interim Period Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the Securities and Exchange Commission’s instructions.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  The results of operations reflect interim adjustments, all of which are of a normal recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for such interim period.  The results reported in these interim financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.  Certain information and note disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended October 31, 2014, as filed with the Securities and Exchange Commission on February 12, 2015.

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

Advertising Expenses

Advertising costs are expensed as incurred. The Company did not incur any advertising costs during the three months ended January 31, 2015 and 2014.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the three months ended January 31, 2015 and 2014, outstanding stock options and warrants are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Recent Accounting Pronouncements

The Company reviews recently adopted and proposed accounting standards on a continual basis. For the three months ended January 31, 2015 no new pronouncements had a material impact on the Company’s financial statements.

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

Note 3. Related-Party Transactions and Balances

During the three months ended January 31, 2015 and 2014 stockholders of the Company advanced $88,022 and $4,420, respectively and were repaid $30,015 and $18,227, respectively. The balance owing as at January 31, 2015 of $132,518, is included in advances due to stockholders.

An entity, related by common ownership to two shareholders of the Company, has provided consulting services in the amount of $nil and $7,500 during the respective three month periods ended January 31, 2015 and 2014. The balance owing as at January 31, 2015 of $92,500 is included in accrued expenses.

Accrued Remuneration and Services

During the three months ended January 31, 2015 and 2014 the Company’s president and sole director provided management services for which the amounts of $30,000 and $30,000 respectively have been accrued. The balance owing as at January 31, 2015 of $119,486 is included in accrued compensation.

Note 4. Share Capital

Preferred Stock

The Company’s authorized capital includes 10,000,000 shares of preferred stock of $0.001 par value. The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

No shares of preferred stock are issued and outstanding as of January 31, 2015.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, par value of $0.001.

No shares have been issued during the three months ended January 31, 2015.

For additional details of stock issuances prior to the three months ended January 31, 2015 please see the Form 10-K for the fiscal year ended October 31, 2014 filed with the Securities Exchange Commission on February 12, 2015.

Stock Purchase Warrants

At January 31, 2015, the Company had reserved shares of common stock for the following outstanding warrants to purchase 66,494 shares of the Company’s common stock:

Number of warrants	Exercise Price	Expiry
66,494	$0.02	2050

No warrants were issued or exercised in the three months ended January 31, 2015.

Note 5. Stock-Based Compensation

Although the Company does not have a formal stock option plan, it issues stock options to directors, employees, advisors and consultants. Stock options generally have a four- to five-year contractual term, vest immediately and have no forfeiture provisions. The fair value of each option granted is estimated at the date of grant using the Black-Scholes option pricing model.

A summary of the Company’s stock options as of January 31, 2015 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at October 31, 2014	550,000	0.30
Options issued	-	-
Outstanding at January 31, 2015	550,000	$0.30

The following table summarizes stock options outstanding at January 31, 2015:

Exercise Price	Number Outstanding at January 31, 2015	Average Remaining Contractual Life (Years)	Number Exercisable at January 31, 2015	Intrinsic value
$0.25	500,000	2.00	500,000	-
$0.75	50,000	0.25	50,000	-

As at January 31, 2015 550,000 shares of common stock were reserved for outstanding options. The Company’s policy is to issue new shares as settlement of options exercised. There were no options issued and none exercised during the three months ended January 31, 2015. The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model The assumptions used in calculating the fair value of the options granted were: risk-free interest rate of 1.0%, a 2 year expected life, a dividend yield of 0.0%, and a stock price volatility factor of 100%.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited financial statements for the three month periods ended January 31, 2015 and 2014, and for the period from commencement of development stage, November 1, 2009, to January 31, 2015 and our annual report on Form 10-K for the year ended October 31, 2014, including the financial statements and notes thereto.

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

Additionally, we have secured exclusive distribution rights to represent equipment manufactured by one of China's top HVAC manufacturers, Mammoth China, for the countries of the Philippines, Dubai and the UAE. Such products and technologies represented include, geothermal and water source heat pumps, roof top units, fan coils and variable air volume systems.

We have continued to initiate discussions with potential candidates for joint venture or partnership possibilities during Q1 2015. In seeking relationships, we emphasize the possible public image benefits from using environmentally friendly technologies, as well as marketing and revenue benefits.  In endeavoring to this extent we have engaged the efforts of third-party sources with strong industry, private and governmental contacts in various global markets to assist us to launch our commercialization and market entry strategies for the proprietary technologies with the goal of establishing multiple pilot project sites for the different technologies.

As it relates to the Mammoth product line during the quarter we have had contact and dialogue with various potential business relationships in the Philippines, India, Thailand, Dubai, and Mainland China.

During the quarter was have continued to:
•         offer high quality competitively priced HVAC equipment primarily for commercial and institutional project applications;
•         provide a comprehensive range of environmental project and design consultative services;
•         by continuing with the on-going research and development of innovative and disruptive technology solutions

The Company believes these overall on-going negotiations could result in formalized working relationships being announced in Q3/Q4 of this fiscal year.

Results of Operations

Comparison of the Three Months Ended January 31, 2015,
with the Three Months Ended January 31, 2014

We had no gross revenue for the three month periods ended January 31, 2015 and 2014.

Our general and administrative expenses from continuing operations for the three months ended January 31, 2015, were $36,901 as compared to $44,187 for the comparable three month period ended January 31, 2014. The decrease for the three months is primarily due to a reduction in consulting services.

Overall, we have a net loss of $43,286, for the three months ended January 31, 2015, as compared to a net loss of $50,572 in the corresponding three month period of the preceding year.

Liquidity and Capital Resources

As of January 31, 2015, our current assets were $40,572, as compared to $134 at October 31, 2014.  As of January 31, 2015, our current liabilities were $1,231,370, as compared to $1,147,646 at October 31, 2014.

Operating activities used net cash of $17,569 for the three months ended January 31, 2015, as compared to use of $64,400 for the three months ended January 31, 2014.

Net cash of $58,007 was provided by financing activities during the three months ended January 31, 2015, as compared to $13,807 net cash used by financing activities during the comparable three months ended January 31, 2014.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officers (our “Certifying Officers”) , as appropriate, to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of January 31, 2015, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of January 31, 2015, our disclosure controls and procedures were not effective.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2015, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Date: March 11, 2015	By:	/s/ JASONMCDIARMID
Jason McDiarmid
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)