Form 10-Q
period 2015-07-31
ESSENTIAL INNOVATIONS TECHNOLOGY CORP
filed 2015-09-11
CIK 1250897

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of September 9, 2015, the issuer had one class of common stock, with a par value of $0.001, of which 42,727,445 shares were issued and outstanding.

TABLE OF CONTENTS

		Page
	PART I—FINANCIAL INFORMATION

Item 1:	Financial Statements:
	Unaudited Balance Sheets as at July 31, 2015, and
	October 31, 2014	3

	Unaudited Statements of Operations for the
	Three and Nine Months Ended July 31, 2015 and 2014
	and for the period from commencement of development stage, November 1,
	2009, to July 31, 2015	4

	Unaudited Statements of Cash Flows for the
	Three and Nine Months Ended July 31, 2015 and 2014
	and for the period from commencement of development stage, November 1,
	2009, to July 31, 2015	5

	Notes to Financial Statements (Unaudited)	7

Item 2:	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	12

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4:	Controls and Procedures	14

	PART II—OTHER INFORMATION

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 5:	Other Events	14

Item 6:	Exhibits	14

	Signatures	15

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ESSENTIAL INNOVATIONS TECHNOLOGY CORP
(a development stage enterprise)
Balance Sheets
July 31, 2015 and October 31, 2014

	July 31,	October 31,
	2015	2014
Assets	(unaudited)

Current assets:
Cash	$78,053	$134
Total current assets	78,053	134

Total assets	$78,053	$134

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$410,182	$399,850
Accrued expenses	92,500	92,500
Accrued compensation	19,559	89,486
Amounts due to stockholders	220,603	74,511
Current portion of long term debt	491,299	491,299
Total current liabilities	1,234,143	1,147,646

Stockholders' Deficiency
Preferred stock:
$0.001 par value, authorized 10,000,000 shares,
issued and outstanding nil shares (2014 - nil)	-	-
Common stock:
$0.001 par value, authorized 500,000,000 shares,
issued and outstanding 42,727,445 shares (2014 - 23,452,445)	42,728	24,353
Additional paid-in capital	3,323,915	3,208,540
Accumulated deficit	(1,849,309)	(1,849,309)
Deficit accumulated during development stage	(2,673,424)	(2,531,096)
Total stockholders' deficiency	(1,156,090)	(1,147,512)

Total liabilities and stockholders' deficiency	$78,053	$134

See accompanying notes to financial statements

ESSENTIAL INNOVATIONS TECHNOLOGY CORP
(a development stage enterprise)
Statements of Operations
For the Three and Nine Months Ended July 31, 2015 and 2014 and for the period from commencement of development stage, November 1, 2009,
to July 31, 2015
(unaudited)
	Three Months Ended July 31		Nine Months Ended July 31		cumulative from commencement of development stage, November 1, 2009, to July 31, 2015
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-	$-

Expenses:
General and administrative	36,646	58,433	123,381	176,477	1,087,753
Marketing	-		-	-	1,280,838
Impairment loss	-	-	-	-	260,068
Total operating expenses	36,646	58,433	123,381	176,477	2,628,659

Loss from operations	(36,646)	(58,433)	(123,381)	(176,477)	(2,628,659)

Interest expense	(6,385)	(6,385)	(18,947)	(18,947)	(147,058)
Gain on debt forgiveness	-	-	-	-	102,293

Net Loss	$(43,031)	(64,818)	$(142,328)	$(195,424)	$(2,673,424)

Net loss per share
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding
Basic and diluted	42,727,445	24,049,184	31,921,126	23,653,544

See accompanying notes to financial statements

ESSENTIAL INNOVATIONS TECHNOLOGY CORP
(a development stage enterprise)
Statements of Cash Flows
For the Nine Months Ended July 31, 2015 and 2014 and for the period from commencement of development stage, November 1, 2009,
to July31, 2015
(unaudited)

	Nine Months Ended July 31		cumulative from commencement of development stage, November 1, 2009, to July 31, 2015
	2015	2014

Cash flows from operating activities:

Net loss	$(142,328)	$(195,424)	$(2,673,424)
Adjustments to reconcile net loss for the period to
net cash used in operating activities:
Impairment loss	-	-	260,068
Common stock issued to related parties for services received	-	-	150,000
Common stock issued for services received	-	-	1,355,300
Options issued for services received	-	-	39,838
Gain on forgiveness of debt	-	-	(102,293)

Changes in assets and liabilities:
Accounts payable	10,332	28,266	50,652
Accrued expenses	-	2,500	152,500
Accrued compensation	(69,927)	54,033	299,346

Net cash (used) in operating activities	(201,923)	(110,625)	(468,013)

Cash provided (used) by financing activities:

Proceeds received for common stock	133,750	22,500	303,750
Advances from (repayments to) stockholders, net	146,092	5,799	242,316

Net cash provided (used by financing activities	279,842	28,299	546,066

Increase (decrease) in cash during the period	77,919	(82,326)	78,053

Cash at beginning of the period	134	82,424	-

Cash (deficiency) at end of the period	$78,053	$98	$78,053

See accompanying notes to financial statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP
(a development stage enterprise)
Statements of Cash Flows (continued)
For the Nine Months Ended July 31, 2015 and 2014 and for the period from commencement of development stage, November 1, 2009,
to July 31, 2015
(unaudited)

Supplementary Information:

	Nine Months Ended July 31		cumulative from commencement of development stage, November 1, 2009, to July 31, 2015
	2015	2014

Cash paid for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

Non-cash transactions:
Common stock issued for settlement of amounts owing	$-	$-	$184,341
Common stock issued for settlement of accrued remuneration	-	-	1,055,925
Intellectual property acquired for common stock, options
and committment for future cash payments	-	-	260,068
Common stock issued for settlement of subscriptions received in prior periods	-	-	13,977

See accompanying notes to financial statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

(a development stage company)
July 31, 2015
NOTES TO FINANCIAL STATEMENTS
(unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization

The Company has secured exclusive distribution rights to represent equipment manufactured by one of China’s top HVAC (heating, ventilation and air conditioning) manufacturers, Mammoth China, for the countries of the Philippines and the United Arab Emirates. Such products and technologies represented include geothermal and water source heat pumps, commercial roof top units, fan coils and variable air volume systems. In addition, the Company is endeavoring to facilitate the establishment of an internationally recognized industry association (IGHSPA – the International Ground Source Heat Pump Association) in both of these countries to enhance certain product reputation and credibility.

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

Advertising Expenses

Advertising costs are expensed as incurred. The Company did not incur any advertising costs during the three and nine months ended July 31, 2015 and 2014.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the three and nine months ended July 31, 2015 and 2014, outstanding stock options and warrants are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Recent Accounting Pronouncements

The Company reviews recently adopted and proposed accounting standards on a continual basis. For the nine months ended July 31, 2015 no new pronouncements had a material impact on the Company’s financial statements.

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

Note 3. Related-Party Transactions and Balances

During the nine months ended July 31, 2015 and 2014 stockholders of the Company advanced $146,092 and $53,060, respectively and were repaid $nil and $47,256, respectively. The balance owing as at July 31, 2015 of $220,603 is included in advances due to stockholders.

An entity, related by common ownership to two shareholders of the Company, has provided consulting services in the amount of $nil and $22,500 during the respective nine month periods ended July 31, 2015 and 2014. The balance owing as at July 31, 2015 of $92,500 is included in accrued expenses.

Accrued Remuneration and Services

During the nine months ended July 31, 2015 and 2014 the Company’s president and sole director provided management services for which the amounts of $90,000 and $90,000 respectively have been accrued and was repaid $159,927 and $35,967, respectively. The balance owing as at July 31, 2015 of $19,559 is included in accrued compensation.

Note 4. Share Capital

Preferred Stock

The Company’s authorized capital includes 10,000,000 shares of preferred stock of $0.001 par value. The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

No shares of preferred stock are issued and outstanding as of July 31, 2015.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, par value of $0.001.

During the nine months ended July 31, 2015 the Company issued:

●	On March 7, 2015 2,000,000 shares of common stock for cash in the amount of $20,000

●	On March 19, 2015 6,375,000 shares of common stock for cash in the amount of $63,750

●	On April 30, 2015 10,000,000 shares of common stock for cash in the amount of $50,000

For additional details of stock issuances prior to the nine months ended July 31, 2015 please see the Form 10-K for the fiscal year ended October 31, 2014 filed with the Securities Exchange Commission on February 12, 2015.

Stock Purchase Warrants

At July 31, 2015, the Company had reserved shares of common stock for the following outstanding warrants to purchase 66,494 shares of the Company’s common stock:

Number of warrants	Exercise Price	Expiry
66,494	$0.02	2050

No warrants were issued or exercised in the nine months ended July 31, 2015.

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

A summary of the Company’s stock options as of July 31, 2015 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at October 31, 2014	550,000	0.30
Options lapsed	50,000	-
Outstanding at July 31, 2015	500,000	$0.25

The following table summarizes stock options outstanding at July 31, 2015:

Exercise Price	Number Outstanding at July31, 2015	Average Remaining Contractual Life (Years)	Number Exercisable at July 31, 2015	Intrinsic value
$0.25	500,000	1.50	500,000	-

As at July 31, 2015 500,000 shares of common stock were reserved for outstanding options. The Company’s policy is to issue new shares as settlement of options exercised. There were 50,000 options that lapsed and no options were  issued and none exercised during the nine months ended July 31, 2015. The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model The assumptions used in calculating the fair value of the options granted were: risk-free interest rate of 1.0%, a 2 year expected life, a dividend yield of 0.0%, and a stock price volatility factor of 100%.

 ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited financial statements for the three and nine month periods ended July 31, 2015 and 2014, and for the period from commencement of development stage, November 1, 2009, to July 31, 2015 and our annual report on Form 10-K for the year ended October 31, 2014, including the financial statements and notes thereto.

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

We have continued to initiate discussions with potential candidates for joint venture or partnership possibilities during Q3 2015. In seeking relationships, we emphasize the possible public image benefits from using environmentally friendly technologies, as well as marketing and revenue benefits.  In endeavoring to this extent we have engaged the efforts of third-party sources with strong industry, private and governmental contacts in various global markets to assist us to launch our commercialization and market entry strategies for the proprietary technologies with the goal of establishing multiple pilot project sites for the different technologies.

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
•         by continuing with the on-going research and development of innovative and disruptive technology solutions

The Company believes these overall on-going negotiations could result in formalized working relationships being announced in Q1 of the upcoming fiscal year.

Results of Operations

Comparison of the Three and Nine Months Ended July 31, 2015,
with the Three and Nine Months Ended July 31, 2014

We had no gross revenue for the three and nine month periods ended July 31, 2015 and 2014.

Our general and administrative expenses from continuing operations for the three and nine months ended July 31, 2015, were $36,646 and $123,381, respectively, as compared to $58,433 and $176,477 for the comparable three and nine month periods ended July 31, 2014. The decrease for the three and nine months is primarily due to a reduction in consulting and professional services.

Overall, we have a net loss of $43,031 and $142,328, for the respective three and nine months ended July 31, 2015, as compared to a net loss of $64,818 and $195,424 in the corresponding three and nine month periods of the preceding year.

Liquidity and Capital Resources

As of July 31, 2015, our current assets were $78,053, as compared to $134 at October 31, 2014.  As of July 31, 2015, our current liabilities were $1,234,143, as compared to $1,147,646 at October 31, 2014.

Operating activities used net cash of $201,923 for the nine months ended July 31, 2015, as compared to use of $110,625 for the nine months ended July 31, 2014.

Net cash increase of $279,842, comprising of share subscriptions of $133,750 and shareholder advances of $146,092, was provided by financing activities during the nine months ended July 31, 2015, as compared to $28,299 net cash increase, comprising of share subscription of $22,500 and net shareholder advances of $5,799, provided by financing activities during the comparable nine months ended July 31, 2014.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officers (our “Certifying Officers”) , as appropriate, to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of July 31, 2015, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of July 31, 2015, our disclosure controls and procedures were not effective.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2015, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Registrant

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Date: September 11, 2015	By:	/s/ JASONMCDIARMID/s/
Jason McDiarmid
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)