Form 10-K
period 2015-10-31
ESSENTIAL INNOVATIONS TECHNOLOGY CORP
filed 2016-02-12
CIK 1250897

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of April 30, 2015, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the issuer was $23,100.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of February 8, 2016, registrant had 42,727,445 shares of issued and outstanding common stock, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

ii

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

PART I

ITEM 1.                 BUSINESS

Background

We were incorporated under the laws of the state of Nevada on April 4, 2001 and became publicly traded on the OTCBB in 2005. Our former subsidiaries, Essential Innovations Corporation (“EIC”), Pacific Geoexchange Inc. (“PGE”) and its wholly owned subsidiary, Earth Source Energy Inc. (“ESE”), were engaged in the Geothermal heating and cooling industries acting as equipment manufacturers and project designers and installers.

In the year 2006 our Company took on some Senior secured debt, from a Lender, Laurus, that ultimately, we became unable to service in a timely or consistent manner.  Although their note was amended a number of times, we remained unable to fulfill our obligations.  As a condition to not exercising their security on the loan, Laurus instructed us to file for de-registration from our securities disclosure obligations, which we did in December 2008.

Following this period, a new lender was found that in turn negotiated an agreement with Laurus, to take over their debt and replace them as the secured lender.  Immediately after this agreement was formalized, the new lender foreclosed on the assets held by our company and our former subsidiaries as settlement of a substantial portion of the outstanding debt.  Since the date of foreclosure, March 27, 2009, we have worked diligently to find appropriate opportunities to establish business operations.  In October 12, 2009, we formally disposed of all of our subsidiaries and most recently became the holders of the rights to various alternative energy and water treatment technologies which have become the focus of our operations.

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

The terms of the formal addendum agreement, have since been amended to extend an additional 24-month period to October 31, 2016, instead of October 31, 2014.  Our company will now continue to attempt to provide funding on a “best efforts” basis to be released if/when available, up to a total of no more than $500,000 with partial amounts of such funding being potentially released to Vortex Energy to a period no later than October 31, 2016, in order to provide financial assistance towards continued and on-going testing and product improvement, and to facilitate engagement of a full field-test program  in different global geographic locations for each of the two technologies.

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

HVAC Equipment Representation

We have secured distribution rights to represent equipment manufactured by one of China's top HVAC manufacturers, Mammoth China, for the countries of the Philippines, Dubai and the UAE. Such products and technologies represented include, geothermal and water source heat pumps, roof top units, fan coils and variable air volume systems.

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

At October 31, 2015, and for the fiscal year then ended, as in previous years, we had a net loss and negative working capital, which raises substantial doubt about our ability to continue as a going concern and caused our independent auditors to include an explanatory paragraph in their report on our financial statements with respect to that uncertainty.  For the fiscal year ended October 31, 2015, we had revenues of $nil from operations.  We are currently insolvent, and we are in arrears on our current accounts.  Our ability to continue operations will depend on the successful implementation of management’s initiatives to raise additional funding and bring our business to profitability. If we are unable to raise or obtain needed funding, we may be forced to discontinue operations.

Our current liabilities are significant, and if those to whom we owe accounts payable were to demand payment, we would be unable to pay.

At October 31, 2015, we had total current liabilities of approximately $1,277,000, including accounts payable at approximately $418,000 and accrued expenses of approximately $126,000, loan form shareholders of $241,000 and loan of $492,000.  As of the same date, we had cash of only $11,972.  If those to whom these payments are due were to demand immediate payment, as they are entitled to do, we would not be able to make the required payments and would be subject to liability if our creditors chose to enforce their rights, which could result in our bankruptcy and liquidation, at worst.  Under such a scenario, our assets would be distributed to our creditors leaving nothing to be distributed to our stockholders.

We currently have no significant operating capital and will need to raise additional capital to implement our business plan.

We presently have no significant operating capital.  We believe that we will need to raise approximately $750,000 to meet our preliminary targets by the end of fiscal year 2016.  We have no commitments for that funding, and we cannot provide any assurance that we will raise any meaningful amount of capital.  We will need to seek additional financing from the sale of equity or from commercial lenders or other sources, for which we have no commitments or arrangements, or we will be required to delay the implementation of our business plan.

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

In connection with the preparation of our financial statements for the year ended October 31, 2015, certain significant internal control deficiencies became evident to management that, in the aggregate, represent material weaknesses, including:

●	lack of sufficient independent directors to form a separate audit committee;

●	insufficient corporate governance policies; and

●	segregation of duties in the accounting and finance department.

As part of the communications respecting its audit procedures for the year ended October 31, 2015, our independent registered public accountants informed the audit committee that these deficiencies constituted material weaknesses. We cannot be certain that we will have the necessary financing to address these deficiencies or that we will be able to attract qualified individuals to serve on our board.  Our failure to successfully remediate these issues could lead to heightened risk for financial reporting mistakes and irregularities and a further loss of public confidence in our internal controls that could harm the market price of our common stock.

During the 2016 fiscal year, management plans to undertake appropriate and reasonable steps to make the necessary improvements to implement changes to remediate the deficiencies, including attracting independent directors, reorganizing our corporate governance policies and processes and hiring employees providing we have the proper financial resources.

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

There is currently no active trading market for our common stock and such a market may not develop or be sustained. We currently plan to have our common stock quoted on the Pink Sheets or the OTCQB.. In order to do this, a market maker must file a Form 15c-211 to allow the market maker to make a market in shares of our common stock and we are not aware that any market maker has any such intention. We cannot provide our investors with any assurance that our common stock will be traded on the Pink Sheets or the OTCQB or, if traded, that a public market will materialize. If our common stock is not quoted on the Pink Sheets or the OTCQB or if a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of development stage companies, which may adversely affect the market price of our common stock in a material manner.

Because we can issue additional shares of our common stock, purchasers of our common stock may experience dilution in their ownership of our company in the future.

We are authorized to issue up to 500,000,000 shares of common stock.  As of February 8, 2016 there were 42,727,445 shares of our common stock issued and outstanding and no shares of our preferred stock issued and outstanding.  Our board of directors has the authority to cause our company to issue additional shares of common stock or preferred stock without the consent of any of our stockholders. Consequently, our stockholders may experience dilution in their ownership of our company in the future.

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

ITEM 2.                 PROPERTIES

We do not currently own any real property.  Our corporate office is located at 15/F Radio City, 505-511 Hennessy Road, Causeway Bay, Hong Kong, for which we are charged a fee of $1,300 per year.

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

. The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended	High	Low
October 31, 2015	.001	.001
July 31, 2015	.001	.001
April 30, 2015	.01	.001
January 31, 2015	.001	.001
October 31, 2014	$.03	$.025
July 31, 2014	$.05	$.025
April 30, 2014	$.05	$.017
January 31, 2014	$.08	$.017
October 31, 2013	$.04	$.04
July 31, 2013	$0.10	$0.10
April 30, 2013	$0.84	$0.70
January 31, 2013	$0.10	$0.10
October 31, 2012	$0.0012	$0.0012
July 31, 2012	$0.0012	$0.0011
April 30, 2012	$0.002	$0.001
January 31, 2012	$0,012	$0.002
October 31, 2011	$0.011	$0.002

Issuer Direct Corporation act as our registrar and transfer agent for our common shares.

As of October 31, 2015, we had approximately 200 stockholders of record of our common stock.  As of such date 42,727,445 shares of our common stock were issued and outstanding.

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

ITEM 7.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended October 31, 2015 and October 31, 2014 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 8 of this annual report.

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

Our plan of operation over the next 24 month period will be focused towards the below efforts:

●	offer high quality competitively priced HVAC equipment primarily for commercial and institutional project applications;

●	provide a comprehensive range of environmental project and design consultative services;

●	by continuing with the on-going research and development of innovative and disruptive technology solutions

Anticipated Cash Requirements

We anticipate that we will incur the following expenses over the next twelve months:

Expense Item	Cost
General and administrative expenses	$100,000
Legal and accounting fees	75,000
Consulting fees and expenses	75,000
Research and development expenses	500,000
Total:	$750,000

Results of Operations

We will require funds to increase and diversify our business.  We will continue to rely on funds raised through the sale of our common stock or other third-party facilities available to us.  As of October 31, 2015, we were in need of equity or debt financing in order to expand operations and execute our business plans.  We cannot assure that we will raise the required funds.

We had a loss from operations for the year ended October 31, 2015, of approximately $224,000, as compared to a net loss from operations for the year ended October 31, 2014, of approximately $221,000.  We had a net loss for the year ended October 31, 2015, of approximately $250,000, as compared to a net loss for the year ended October 31, 2014, of approximately $246,000.  The increased loss for the year ended October 31, 2015, is primarily attributable to an increase in administrative expenses of approximately $4,000.

Liquidity and Capital Resources

During the fiscal year ended October 31, 2015, we used cash of approximately $287,000 for operating activities from operations, while financing activities provided approximately $300,000 in cash.  During the fiscal year ended October 31, 2014, we used cash of approximately $130,000 for operating activities from operations while financing activities provided cash of approximately $47,000.

Although we are generating no revenues from continuing operations, we still have substantial ongoing losses, and we do not have enough cash to satisfy our cash requirements.  In their report on our audited consolidated financial statements for the fiscal year ended October 31, 2015, as in previous years, our independent registered accountants stated that conditions exists that raise substantial doubt as to our ability to continue as a going concern.

Our working capital deficit at October 31, 2015, was approximately $1.26 million, as compared to a working capital deficit of approximately $1.15 million at October 31, 2014.  At October 31, 2015, we had an accumulated deficit during the development stage of approximately $2.8 million and stockholders’ deficiency of approximately $1.26 million, as compared to an accumulated deficit during the development stage of approximately $2.5 million and total stockholders’ deficiency of approximately $1.15 million at October 31, 2014.

Based on our current level of expenditures, we estimate that cash of approximately $187,500 per quarter will be required to fund operations through October 31, 2016.  Actual expenditures will depend both on the level of expenditures and the availability of funds.

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

We have audited the accompanying balance sheet of Essential Innovations Technology Corp. (the “Company”) as of October 31, 2015 and 2014, and the related financial statements of operations, changes in shareholders’ equity (deficit) and cash flows for the years ended October 31, 2015 and 2014. These financial statements are the responsibility of the Company’s management.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Essential Innovations Technology Corp. as of October 31, 2015 and 2014, and the results of its operation and its cash flows for the year ended October 31, 2015 and 2014 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA__
PLS CPA, A Professional Corp.

February 12, 2016
San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

ESSENTIAL INNOVATIONS TECHNOLOGY CORP

Balance Sheets
October 31, 2015 and 2014

	2015	2014
Assets

Current assets:
Cash	$11,972	$134
Total current assets	11,972	134

Fixed assets, net	1,246	-

Total assets	$13,218	$134

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$417,865	$399,850
Accrued expenses	98,500	92,500
Accrued compensation	27,906	89,486
Amounts due to stockholders	241,216	74,511
Current portion of long term debt	491,299	491,299
Total current liabilities	1,276,786	1,147,646

Stockholders' Deficiency
Preferred stock:
$0.001 par value, authorized 10,000,000 shares,
issued and outstanding nil shares (2014 - nil)	-	-
Common stock:
$0.001 par value, authorized 500,000,000 shares,
issued and outstanding 42,727,445 shares (2014 - 24,352,445)	42,728	24,353
Additional paid-in capital	3,323,915	3,208,540
Accumulated deficit	(1,849,309)	(1,849,309)
Deficit accumulated	(2,780,902)	(2,531,096)
Total stockholders' deficiency	(1,263,568)	(1,147,512)

Total liabilities and stockholders' deficiency	$13,218	$134

See accompanying notes to financial statements

ESSENTIAL INNOVATIONS TECHNOLOGY CORP

Statements of Operations
For the Years Ended October 31, 2015 and 2014

	2015	2014

Revenue	$-	$-

Expenses:
General and administrative	224,474	220,863
Total operating expenses	224,474	220,863

Loss from operations	(224,474)	(220,863)

Interest expense	(25,332)	(25,332)

Net Loss	$(249,806)	$(246,195)

Net loss per share
Basic and diluted net loss per share	$(0.01)	$(0.01)

Weighted average number of shares outstanding
Basic and diluted	31,921,126	23,829,705

See accompanying notes to financial statements

ESSENTIAL INNOVATIONS TECHNOLOGY CORP

Statements of Stockholders' Deficiency
For the Years Ended October 31, 2015 and 2014

	Common Stock					Total Stockholders' Deficiency
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Deficit Accumulated

Balance October 31, 2013	23,452,445	23,453	3,186,940	(1,849,309)	(2,284,901)	(923,817)

Net loss					(246,195)	(246,195)

Common stock issued May 31, 2014 for funds received	900,000	900	21,600			22,500

Balance October 31, 2014	24,352,445	24,353	3,208,540	(1,849,309)	(2,531,096)	(1,147,512)

Net loss					(249,806)	(249,806)

Common stock issued March 7, 2015 for funds received	2,000,000	2,000	18,000			20,000
Common stock issued March 19, 2015 for funds received	6,375,000	6,375	57,375			63,750
Common stock issued April 30, 2015 for funds received	10,000,000	10,000	40,000			50,000

Balance October 31, 2015	42,727,445	42,728	3,323,915	(1,849,309)	(2,780,902)	(1,263,568)

See accompanying notes to financial statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP

Statements of Cash Flows
For the Years Ended October 31, 2015 and 2014

	2015	2014

Cash flows from operating activities:

Net loss	$(249,806)	$(246,195)
Adjustments to reconcile net loss for the period to
net cash used in operating activities:
Depreciation	288	-

Changes in assets and liabilities:
Accounts payable	18,015	26,978
Accrued expenses	6,000	10,000
Accrued compensation	(61,580)	79,486

Net cash (used) in operating activities	(287,083)	(129,731)

Cash provided (used) by investing activities:
Purchase of furniture and computer	(1,534)	-

Net cash used by financing activities	(1,534)	-

Cash provided (used) by financing activities:

Proceeds received for common stock	133,750	22,500
Advances from stockholders, net	166,705	24,941

Net cash provided by financing activities	300,455	47,441

Increase (decrease) in cash during the year	11,838	(82,290)

Cash at beginning of the year	134	82,424

Cash at end of the year	$11,972	$134

Cash paid for:
Income taxes	$-	$-
Interest	$-	$-

See accompanying notes to financial statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

October 31, 2015
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

Advertising Expenses

Advertising costs are expensed as incurred. The Company did not incur any advertising costs during the years ended October 31, 2015 and 2014.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the years ended October 31, 2015 and 2014, outstanding stock options and warrants are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09 – Revenue From Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principal of this ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as "Development Stage Entities" (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity.   Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company has adopted this standard.

The original effective date for ASU 2014-09 would have required the Company to adopt beginning in its first quarter 2017. In July 2015, the FASB voted to amend ASU 2014-09 by approving a one year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. Accordingly, the Company may adopt the standard in either its first quarter of 2017 or 2018. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the timing of its adoption and the impact of adopting the new revenue standard on its consolidated financial statements.

In April 2015, the FASB issued ASU2015-03, Imputation of Interest, requiring entities to present debt issuance costs related to a debt liability as a reduction of the carrying amount of the liability. In August 2015, the FASB issued ASU 2015-15 to provide additional guidance related to debt issuance costs related to line-of-credit arrangements. The guidance is effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted. The Company is evaluating the impact, if any, that the adoption of this guidance will have on the Company’s consolidated financial statements and related disclosures.

Note 2. Term Loan

The foreclosure of the Company’s operations and assets relating to the business of manufacture, sales and installation of geo exchange heat products and technology on March 27, 2009 were in satisfaction of $2,413,070 owing to a secured lender. The Company still owes $491,299 to a secured lender.  By agreement, the secured lender has agreed that there will be no further interest, penalties or fees charged and that the Company has until October 31, 2016 to negotiate a settlement of this debt with the secured lender. The debt is secured by a charge over all the assets of the Company.

Note 3. Related-Party Transactions and Balances

During the years ended October 31, 2015 and 2014 stockholders of the Company advanced $166,705 and $72,204, respectively and were repaid $nil and $41,836, respectively. The balance owing as at October 31, 2015 of $241,216 is included in advances due to stockholders.

A shareholder of the Company has provided consulting services in the amount of $6,000 and $30,000 during the respective years ended October 31, 2015 and 2014. The balance owing as at October 31, 2015 of $98,500 is included in accrued expenses.

Accrued Remuneration and Services

During the years ended October 31, 2015 and 2014 the Company’s president and sole director provided management services for which the amounts of $135,000 and $120,000 respectively have been accrued. The balance owing as at October 31, 2015 of $27,906 is included in accrued compensation.

Note 4. Share Capital

Preferred Stock

The Company’s authorized capital includes 10,000,000 shares of preferred stock of $0.001 par value. The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

No shares of preferred stock are issued and outstanding as of October 31, 2015.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, par value of $0.001.

During the year ended October 31, 2015 the Company issued:

●	On March 7, 2015 2,000,000 shares of common stock for cash in the amount of $20,000

●	On March 19, 2015 6,375,000 shares of common stock for cash in the amount of $63,750

●	On April 30, 2015 10,000,000 shares of common stock for cash in the amount of $50,000

During the year ended October 31, 2014 the Company

●	On May 31, 2014 issued 900,000 shares of common stock for cash proceeds of $22,500

Stock Purchase Warrants

At October 31, 2015, the Company had reserved shares of common stock for the following outstanding warrants to purchase 66,494 shares of the Company’s common stock:

Number of warrants	Exercise Price	Expiry
66,494	$0.02	2050

No warrants were issued or exercised in the year ended October 31, 2015.

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

A summary of the Company’s stock options as of October 31, 2015 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at October 31, 2014	550,000	0.30
Options lapsed	50,000	-
Outstanding at October 31, 2015	500,000	$0.25

The following table summarizes stock options outstanding at October 31, 2015:

Exercise Price	Number Outstanding at October 31, 2015	Average Remaining Contractual Life (Years)	Number Exercisable at October 31, 2015	Intrinsic value
$0.25	500,000	1.25	500,000	-

As at October 31, 2015 500,000 shares of common stock were reserved for outstanding options. The Company’s policy is to issue new shares as settlement of options exercised. During the year ended October 31, 2015 50,000 options lapsed and no options were issued and none were exercised. The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model The assumptions used in calculating the fair value of the options granted were: risk-free interest rate of 1.0%, a 2 year expected life, a dividend yield of 0.0%, and a stock price volatility factor of 100%.

Note 6. Income Taxes

No provision for income taxes has been made for the period since the Company incurred net losses.

Deferred Tax Assets

As of October 31, 2015, the Company has net operating losses of approximately $13,200,000 available for future deduction from taxable income derived in the United States which begin to expire in the year 2022. The potential benefit of net operating loss carryforwards has not been recognized in the consolidated financial statements since the Company cannot determine that it is more likely than not that such benefit will be utilized in future years. The components of the net deferred tax asset and the amount of the valuation allowance are as follows:

	2015	2014
Deferred tax assets:
Net operating loss carryforwards (expiring through 2031)	$4,478,000	$4,377,000
Valuation allowance	(4,478,000)	(4,377,000)
Net deferred tax assets	$--	$--

The change in the valuation allowance was an increase of $101,000 for the year ended October 31, 2015 and an increase of $84,000 for the year ended October 31, 2014. The utilization of the tax net operating loss carry forwards may be limited due to ownership changes. The Company’s tax returns are open to examination for the years ended October 31, 2008 to 2015.

The difference between the benefit for income taxes and income taxes computed using the US federal income tax rate are as follows:

	2014	2014

Benefit computed using statutory rate (34%)	$(101,000)	$(84,000)
Change in valuation allowance	101,000	84,000
Net deferred tax assets	$--	$--

Note 7. Commitments and Contingencies

Litigation

On November 14, 2007, the defendants in a lawsuit filed by a former subsidiary of the Company filed a counterclaim against the Company and several of its officers, alleging breach of contract, wrongful dismissal, defamation, abuse of process, and other claims. The Company believes that the counterclaims are without merit and intends to defend them vigorously as it continues to press its claims that the individual defendants breached their noncompetition agreements with the Company and its former subsidiary as well as their fiduciary obligations. The Company’s management has determined that no provision for loss is necessary as of October 31, 2015.

ITEM 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.              CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our current chief executive and financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of October 31, 2015, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of October 31, 2015, our disclosure controls and procedures were not effective.

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

Based on our evaluation and the material weaknesses described below, management concluded that we did not maintain effective internal control over financial reporting as of October 31, 2015.  This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Because we are a smaller reporting company, management’s report was not subject to attestation by our registered public accounting firm.

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended October 31, 2015, certain significant deficiencies in internal control became evident to management that, in the aggregate, represent material weaknesses, including:

(i)           Lack of sufficient independent directors to form an audit committee.  Our board currently comprises only one director, who is not independent. Three independent directors, one with the required financial expertise, are required   in order to form an audit committee.  Although there is no requirement that we have an audit committee, we intend to have a majority of independent directors as soon as we are reasonably able to do so.

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

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies.  We intend to consider the results of our remediation efforts and related testing as part of our year-end 2016 assessment of the effectiveness of our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal year  ended October 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Age	Position Held with our Company	Date First Elected or Appointed
Jason McDiarmid	45	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	November 1, 2001

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

From 1994 – 1998 Mr. McDiarmid served as president and director of Phizone Systems Inc. a manufacturer and designer of proprietary Water Treatment and Purification systems.  During this period he obtained the highest available designation of Level VI certified water specialist with the Water Quality Association providing him accreditation as an expert in the water treatment field.  From 1997 through latter 1999, Mr. McDiarmid served as president and founder of Global Diversification Investment Corporation, a company for which he created, wrote, published, and distributed “Diversity; Gearing Your Funds Toward a Successful Portfolio,” a stock market newsletter publication distributed to investors around North America. The newsletter publication provided publicly traded companies the opportunity to advertise to a network of new potential investors. In 2000, Mr. McDiarmid spent extensive time investigating opportunities in the renewable energy field that would ultimately lead to our original business plan for the Company and it was through his efforts that raising the early-stage seed capital that would be required as critical elements necessary to the initial incorporation of our company in early 2001 occurred.

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

ITEM 11.               EXECUTIVE COMPENSATION

The following table sets forth, for each of our last three completed fiscal years, the dollar value of all cash and noncash compensation earned by any person who was our principal executive officer during the preceding fiscal year and each of our three most highly compensated executive officers earning more than $100,000 during the fiscal years ended October 31, 2015, 2014 and 2013 and up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended October 31, 2015, 2014 and 2013, (together, the “Named Executive Officers”):

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation	Change in Pension Value and Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jason McDiarmid (1) President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	2015	135,000	--	--	--	--	--	--	135,000
	2014	120,000	--	--	--	--	--	--	120,000
	2013	120,000	--	--	--	--	--	--	120,000

(1)	Jason McDiarmid was appointed president, chief executive officer, treasurer and director on November 1, 2001 and chief financial officer in September 2007.

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

Outstanding Equity Awards at 2015 Year-End

None of our Named Executive Officers has any outstanding equity awards as of October 31, 2015.

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

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of February 8, 2016, with respect to the beneficial ownership of our outstanding common stock by: (i) any holder of more than 5%; (ii) each of the Named Executive Officers, directors, and director nominees; and (iii) our directors, director nominees, and Named Executive Officers as a group, based on 42,727,445 shares of common stock outstanding as of February 8, 2016.  Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned:

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Principal Stockholders:
Pompeii Finance Corp	Common Stock	17,094,885	40.00%
3/F Shun Feng International Centre
182 Queen’s Road East
Hong Kong

Cronus Overseas Corporation	Common Stock	3,800,000	8.89%
Malvar, Ext. 60, Langka St., Bagong Bario
Caloocan City, Philippines

Named Executive Officers and Directors:

Jason McDiarmid	Common Stock	1,777,632	4.16%
15/F, Radio City
505-511 Hennessy Road, Causeway Bay, Hong Kong

All Executive Officers and	Common Stock	1,777,632	4.16%
Directors as a Group (1 person):
______________
(1)
Based on 42,727,445 shares of common stock issued and outstanding as of February 8, 2016. Except as otherwise indicated, we believe that the beneficial owners of the common shares listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended October 31, 2015, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

Advances due to Stockholders

During the year ended October 31, 2015 and 2014 stockholders of the Company advanced $166,705 and $72,204, respectively and were repaid $nil and $41,836, respectively. The balance owing as at October 31, 2015 of $241,216 is included in advances due to stockholders.

ITEM 14.               PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed or accrued by our independent registered accountants during the fiscal years ended October 31, 2015 and 2014:

	October 31, 2015	October 31, 2014

Audit Fees	$11,500	$23,150

Audit Related Fees	--	--

Tax Fees	--	--

All Other Fees	--	--
Total Fees	$11,500	$23,150

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

All other fees consist of fees for products and services other than the services reported above.  There were no management consulting services provided in fiscal 2015.

Preapproval Policies and Procedures

Before the independent registered accountants are engaged to render audit services or non-audit activities, the engagement is approved by our board of directors acting as the audit committee.

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

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Date: February 12, 2016	By:	/s/ Jason McDiarmid
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

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Date: February 12, 2016	By:	/s/ Jason McDiarmid
Jason McDiarmid
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)