Form 10-Q
period 2016-01-31
ESSENTIAL INNOVATIONS TECHNOLOGY CORP
filed 2016-03-16
CIK 1250897

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of March 16, 2016, the issuer had one class of common stock, with a par value of $0.001, of which 42,727,445 shares were issued and outstanding.

TABLE OF CONTENTS

		Page
	PART I—FINANCIAL INFORMATION

Item 1:	Financial Statements:
	Unaudited Balance Sheets as at January 31, 2016, and
	October 31, 2015	3

	Unaudited Statements of Operations for the
	Three Months Ended January 31, 2016 and 2015	4

	Unaudited Statements of Cash Flows for the
	Three Months Ended January 31, 2016 and 2015	5

	Notes to Financial Statements (Unaudited)	6

Item 2:	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	12

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4:	Controls and Procedures	14

	PART II—OTHER INFORMATION

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 5:	Other Events	14

Item 6:	Exhibits	14

	Signatures	15

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ESSENTIAL INNOVATIONS TECHNOLOGY CORP

Balance Sheets
January 31, 2016 and October 31, 2015

	January 31	October 31
	2016	2015
	(unaudited)
Assets

Current assets:
Cash	$72	$11,972
Total current assets	72	11,972

Fixed assets, net	1,118	1,246

Total assets	$1,190	$13,218

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$418,903	$417,865
Accrued expenses	104,500	98,500
Accrued compensation	60,350	27,906
Amounts due to stockholders	262,412	241,216
Current portion of long term debt	491,299	491,299
Total current liabilities	1,337,464	1,276,786

Stockholders' Deficiency
Preferred stock:
$0.001 par value, authorized 10,000,000 shares,
issued and outstanding nil shares (2015 - nil)	-	-
Common stock:
$0.001 par value, authorized 500,000,000 shares,
issued and outstanding 42,727,445 shares (2015 - 42,727,445)	42,728	42,728
Additional paid-in capital	3,323,915	3,323,915
Accumulated deficit	(1,849,309)	(1,849,309)
Deficit accumulated	(2,853,608)	(2,780,902)
Total stockholders' deficiency	(1,336,274)	(1,263,568)

Total liabilities and stockholders' deficiency	$1,190	$13,218

See accompanying notes to financial statements

ESSENTIAL INNOVATIONS TECHNOLOGY CORP

Statements of Operations
For the Three Months Ended January 31, 2016 and 2015
(unaudited)

	2016	2015

Revenue	$-	$-

Expenses:
General and administrative	72,706	36,901

Total operating expenses	72,706	36,901

Loss from operations	(72,706)	(36,901)

Interest expense	-	(6,385)

Net Loss	$(72,706)	$(43,286)

Net loss per share
Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding
Basic and diluted	42,727,445	24,352,445

See accompanying notes to financial statements

ESSENTIAL INNOVATIONS TECHNOLOGY CORP

Statements of Cash Flows
For the Three Months Ended January 31, 2016 and 2015
(unaudited)

	2016	2015

Cash flows from operating activities:

Net loss	$(72,706)	$(43,286)
Adjustments to reconcile net loss for the period to
net cash used in operating activities:
Depreciation	128	-

Changes in assets and liabilities:
Accounts payable	1,038	(4,283)
Accrued expenses	6,000	-
Accrued compensation	32,444	30,000

Net cash (used) in operating activities	(33,096)	(17,569)

Cash provided (used) by financing activities:

Advances from stockholders, net	21,196	58,007

Net cash provided by financing activities	21,196	58,007

Increase (decrease) in cash during the period	(11,900)	40,438

Cash at beginning of the period	11,972	134

Cash at end of the period	$72	$40,572

Cash paid for:
Income taxes	$-	$-
Interest	$-	$-

See accompanying notes to financial statements.

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.
NOTES TO FINANCIAL STATEMENTS

January 31, 2016
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

Interim Period Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the Securities and Exchange Commission’s instructions.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  The results of operations reflect interim adjustments, all of which are of a normal recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for such interim period.  The results reported in these interim financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.  Certain information and note disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended October 31, 2015, as filed with the Securities and Exchange Commission on February 12, 2016.

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

Advertising Expenses

Advertising costs are expensed as incurred. The Company did not incur any advertising costs during the three months ended January 31, 2016 and 2015.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the three months ended January 31, 2016 and 2015, outstanding stock options and warrants are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

The original effective date for ASU 2014-09 would have required the Company to adopt beginning in its first quarter 2017. In July 2015, the FASB voted to amend ASU 2014-09 by approving a one year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. Accordingly, the Company may adopt the standard in either its first quarter of 2017 or 2018. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the timing of its adoption and the impact of adopting the new revenue standard on its financial statements.

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

In April 2015, the FASB issued ASU2015-03, Imputation of Interest, requiring entities to present debt issuance costs related to a debt liability as a reduction of the carrying amount of the liability. In August 2015, the FASB issued ASU 2015-15 to provide additional guidance related to debt issuance costs related to line-of-credit arrangements. The guidance is effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted. The Company has adopted this standard.

In February 2016, the FASB issued ASU2016-02, Leases (Topic 842), requiring entities to a right-of-use asset and a lease liability for virtually all of their leases. This standard is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the timing of its adoption and the impact of adopting the new standard on its financial statements.

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

Note 3. Related-Party Transactions and Balances

During the three months ended January 31, 2016 and 2015 stockholders of the Company advanced $21,196 and $88,022, respectively and were repaid $nil and $30,015, respectively. The balance owing as at January 31, 2016 of $262,412 is included in advances due to stockholders.

A shareholder of the Company has provided consulting services in the amount of $6,000 and $nil during the respective three months ended January 31, 2016 and 2015. The balance owing as at January 31, 2016 of $104,500 is included in accrued expenses.

Accrued Remuneration and Services

During the three months ended January 31, 2016 and 2015 the Company’s president and sole director provided management services for which the amounts of $45,000 and $30,000 respectively have been accrued. The balance owing as at January 31, 2016 of $60,350 is included in accrued compensation.

Note 4. Share Capital

Preferred Stock

The Company’s authorized capital includes 10,000,000 shares of preferred stock of $0.001 par value. The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

No shares of preferred stock are issued and outstanding as of January 31, 2016.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, par value of $0.001.

No shares of common stock were issued during the respective three months ending January 31, 2016.

For additional details of stock issuances prior to the three months ended January 31, 2016 please see the Form 10-K for the fiscal year ended October 31, 2015 filed with the Securities Exchange Commission on February 12, 2016.

Stock Purchase Warrants

At January 31, 2016, the Company had reserved shares of common stock for the following outstanding warrants to purchase 66,494 shares of the Company’s common stock:

Number of warrants	Exercise Price	Expiry
66,494	$0.02	2050

No warrants were issued or exercised in the three months ended January 31, 2016.

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

A summary of the Company’s stock options as of January 31, 2016 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at October 31, 2015	500,000	0.25
Options issued	-	-
Outstanding at January 31, 2016	500,000	$0.25

The following table summarizes stock options outstanding at January 31, 2016:

Exercise Price	Number Outstanding at January 31, 2016	Average Remaining Contractual Life (Years)	Number Exercisable at January 31, 2016	Intrinsic value
$0.25	500,000	1.00	500,000	-

As at January 31, 2016 500,000 shares of common stock were reserved for outstanding options. The Company’s policy is to issue new shares as settlement of options exercised. During the three months ended January 31, 2016 no options were issued and none were exercised or forfeited. The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model The assumptions used in calculating the fair value of the options granted were: risk-free interest rate of 1.0%, a 2 year expected life, a dividend yield of 0.0%, and a stock price volatility factor of 100%.

Note 6. Commitments and Contingencies

Litigation

On November 14, 2007, the defendants in a lawsuit filed by a former subsidiary of the Company filed a counterclaim against the Company and several of its officers, alleging breach of contract, wrongful dismissal, defamation, abuse of process, and other claims. The Company believes that the counterclaims are without merit and intends to defend them vigorously as it continues to press its claims that the individual defendants breached their noncompetition agreements with the Company and its former subsidiary as well as their fiduciary obligations. The Company’s management has determined that no provision for loss is necessary as of January 31, 2016.

Note 7. Subsequent Event

On February 3, 2016 a shareholder advanced an unsecured, non-interest bearing loan of $12,500 to the Company.

 ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited financial statements for the three-month periods ended January 31, 2016 and 2015 and our annual report on Form 10-K for the year ended October 31, 2015, including the financial statements and notes thereto.

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

We continue to initiate discussions with potential candidates for joint venture or partnership possibilities. In seeking relationships, we emphasize the possible public image benefits from using environmentally friendly technologies, as well as marketing and revenue benefits.  In endeavoring to this extent we have engaged the efforts of third-party sources with strong industry, private and governmental contacts in various global markets to assist us to launch our commercialization and market entry strategies for the proprietary technologies with the goal of establishing multiple pilot project sites for the different technologies.

As it relates to the Mammoth product line during the quarter Q1 2016 we contact and dialogue with various potential business relationships in the Philippines, India, Thailand, Dubai, and Mainland China has remained on-going.

The Company believes these discussions could potentially result in formalized working relationships being announced sometime during the upcoming fiscal year.

Results of Operations

Comparison of the Three Months Ended January 31, 2016,
with the Three Months Ended January 31, 2015

We had no gross revenue for the three month periods ended January 31, 2016 and 2015.

Our general and administrative expenses from continuing operations for the three months ended January 31, 2016, were $72,706 as compared to $36,901 for the comparable three-month period ended January 31, 2015. The increase for the three -months is primarily due to an increase in consulting, management services and travel expenses.

Overall, we have a net loss of $72,706 for the three months ended January 31, 2016, as compared to a net loss of $43,286 in the corresponding three -month period of the preceding year.

Liquidity and Capital Resources

As of January 31, 2016, our current assets were $72, as compared to $11,972 at October 31, 2015.  As of January 31, 2016, our current liabilities were $1,337,464, as compared to $1,276,786 at October 31, 2015.

Operating activities used net cash of $33,096 for the three months ended January 31, 2016, as compared to use of $17,569 for the three months ended January 31, 2015.

During the three months ended January 31, 2016 financing activities provided a net cash increase of $21,196, from shareholder advances, as compared to a net cash increase of $58,007, from shareholder advances, provided during the comparable three months ended January 31, 2015.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officers (our “Certifying Officers”) , as appropriate, to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of January 31, 2016, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of January 31, 2016, our disclosure controls and procedures were not effective.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2016, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ESSENTIAL INNOVATIONS TECHNOLOGY CORP.

Date: March 16, 2016	By:	/s/ JASONMCDIARMID/s/
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)